Form 10-K
period 2023-12-31
ACCO BRANDS Corp
filed 2024-02-23
CIK 712034

12

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________________________________

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2023

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

As of June 30, 2023, the aggregate market value of the shares of Common Stock held by non-affiliates of the registrant was approximately $479.8 million. As of February 15, 2024, the registrant had outstanding 94,928,320 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be issued in connection with registrant’s annual stockholders' meeting expected to be held on May 21, 2024, are incorporated by reference into Part III of this report.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Annual Report on Form 10-K other than statements of historical fact, particularly those anticipating future financial performance, business prospects, growth, strategies, business operations and similar matters, results of operations, liquidity and financial condition, and those relating to cost reductions and anticipated pre-tax savings and restructuring costs are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the beliefs and assumptions of management based on information available to us at the time such statements are made. These statements, which are generally identifiable by the use of the words "will," "believe," "expect," "intend," "anticipate," "estimate," "forecast," "project," "plan," and similar expressions, are subject to certain risks and uncertainties, are made as of the date hereof, and we undertake no duty or obligation to update them. Forward-looking statements are subject to the occurrence of events outside the Company's control and actual results and the timing of events may differ materially from those suggested or implied by such forward-looking statements due to numerous factors that involve substantial known and unknown risks and uncertainties. Investors and others are cautioned not to place undue reliance on forward-looking statements when deciding whether to buy, sell or hold the Company's securities.

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

Website Access to Securities and Exchange Commission Reports

The Company’s website can be found at www.accobrands.com. The information contained on or connected to our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this or any other report we file with the SEC. The Company makes available free of charge on or through its website its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as practicable after the Company files them with, or furnishes them to, the SEC. We also make available the following documents, among others, on our Internet website: the Audit Committee Charter; the Compensation and Human Capital Committee Charter; the Nominating, Governance and Sustainability Committee Charter; our Corporate Governance Principles; and our Code of Conduct. The Company’s Code of Conduct applies to all of our directors, officers (including the Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer) and employees. You may obtain a copy of any of the foregoing documents, free of charge, if you submit a written request to ACCO Brands Corporation, Four Corporate Drive, Lake Zurich, IL 60047, Attn: Investor Relations.

PART I

ITEM 1. BUSINESS

As used in this Annual Report on Form 10-K for the fiscal year ended December 31, 2023, the terms "ACCO Brands," "ACCO," the "Company," "we," "us," and "our" refer to ACCO Brands Corporation, a Delaware corporation incorporated in 2005, and its consolidated domestic and international subsidiaries.

For a description of certain factors that may have had, or may in the future have, a significant impact on our business, results of operations or financial condition, see "Part I. Item 1A. Risk Factors" of this report.

Overview of the Company

ACCO Brands is a leading global consumer, technology and business branded products company, providing well-known brands and innovative product solutions used in schools, homes and at work. Approximately 77 percent of our 2023 net sales came from brands that are in the No. 1 or No. 2 position in the product categories in which we compete. Our top 12 brands represented approximately $1.3 billion of our 2023 net sales. Through our strategy, we have expanded into higher growth product categories, while increasing our sales mix to higher growth channels including retail and mass merchants, e-tailers, and technology specialists. We have an experienced management team with a proven ability to grow brands, integrate acquisitions, manage seasonal businesses, run lean organizations and navigate challenging environments. Our products are sold primarily in the U.S., Europe, Australia, Canada, Brazil and Mexico.

Note: Artline® in Australia/N.Z. only

Business Strategy

The Company is currently executing a strategy that will enable us to achieve long-term sustainable organic growth and profit improvement. Our key strategic priorities are to:

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
•
Manage declining product categories which remain important profit and cash generators.

Through this strategy we have diversified and expanded our product portfolio, focusing on innovative consumer and end-user products for use in schools, homes and businesses, with an emphasis on faster growing product categories. Our Technology Accessories product group, which consists of our gaming and computer accessories, is one such higher growth category where we seek opportunities to expand sales globally.

Historically we have made acquisitions that have meaningfully expanded our portfolio of well-known brands, enhanced our competitive position from both a product and channel perspective, added scale to our operations and increased our geographic presence. More recently, we have prioritized the use of our operating cash flow to invest in internal capital projects to support our long-term growth, fund our quarterly dividend and reduce our debt. We will also consider opportunistic acquisitions that focus on growing product categories, including adjacencies.

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

Sales Percentage by Operating Segment	2023	2022	2021
ACCO Brands North America	48%	51%	51%
ACCO Brands EMEA	30%	30%	33%
ACCO Brands International	22%	19%	16%
	100%	100%	100%

For more information on our operating business segments see "Note 17. Information on Business Segments" to the consolidated financial statements contained in Part II, Item 8. of this report.

Beginning on January 1, 2024, the Company will reorganize its previously reported North America, EMEA and International operating segments into two operating segments, Americas and International. The Americas will include the U.S., Canada, Brazil, Mexico and Chile and the International reportable segment will include EMEA, Australia, New Zealand and Asia. This change will simplify and delayer the Company's operating structure and reduce costs through headcount reductions, supply change optimization, global footprint rationalization, and better leverage of our sourcing capabilities. The Company will recast prior period comparable results in early 2024 to reflect this operating segment change.

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

As a result of the seasonal nature of the demand for our products, we expect to continue to generate a significant percentage of our sales and profit during the second, third, and fourth quarters, although the amounts generated in each of these quarters may vary due to changing customer behaviors. All our operating cash flow is generated in the second half of the year, as the cash inflows in the first and second quarters are consumed building working capital, and for making our annual performance-based compensation payments when earned. Our third and fourth quarter cash flow comes from completing the working capital cycle.

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

The Company meets competitive challenges by creating and maintaining leading brands and differentiated products that deliver superior value, performance, and benefits to consumers and other end-users. Our products are sold through diverse distribution channels. We further meet consumer and end-user needs by developing, producing, and procuring products at a competitive cost, enabling them to be sold at attractive selling prices. We also believe that our experience and skill in managing complex assortments and large seasonal demand is a competitive advantage, as is our strong relationships with technology and content providers in our technology accessories categories.

Product Development

We seek opportunities to invest in new products and adjacencies. Our innovation efforts focus on generating new, exciting, and differentiated products that meet consumer and other end-user needs and provide the opportunity to meaningfully grow sales and margins. Our commitment to understanding our consumers and end-users and designing products that fulfill their needs drives our product development strategy, which we believe will continue to be a key contributor to our success. Our products are developed by our internal research and development teams or through partnership initiatives with inventors, vendors and technology providers. Costs related to product development when paid directly by ACCO Brands are included in selling, general and administrative expenses.

Marketing and Demand Generation

We support our brands with a significant investment in targeted marketing and advertising, including on-shelf and in-store, and through digital and social media and consumer promotions that increase brand awareness, drive conversion, and highlight the innovation and differentiation of our products. We work with third-party vendors, such as Nielsen, Circana, GfK SE, NEWZOO and Kantar Group, to capture and analyze consumer buying habits and product trends.

Supply Chain

We have built a customer-focused business model with a flexible supply chain to ensure that we are able to supply our customers with value-added, high-quality products at an attractive price. We currently manufacture approximately 40 percent of our products in our own facilities located in the countries where we operate, and source the remaining 60 percent from lower cost countries, primarily in Asia. Using a combination of our own manufacturing and third-party sourcing also enables us to reduce costs and effectively manage our production assets by lowering capital investment and working capital requirements. Our overall strategy is to manufacture locally those products that would incur a relatively high freight and/or duty expense or that have high customer service needs. Under our global footprint rationalization program, we will continue to rationalize our facilities as appropriate. We use third parties to source those products that require more direct labor to produce. We also look for opportunities to leverage our manufacturing facilities to improve operating efficiencies, as well as customer service.

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

As of December 31, 2023, we had approximately 5,600 full-time and part-time employees worldwide, with approximately 4,100 employees based outside of the U.S. Approximately 500 manufacturing and distribution employees in our North America operating segment are covered by collective bargaining agreements. Outside the U.S., we have government-mandated collective bargaining arrangements in certain countries, particularly in Europe and Brazil. There have been no strikes or material labor disputes at any of our facilities during the past five years.

Diversity and Inclusion

At ACCO Brands, our values include respecting the individual and embracing diversity. We believe that an equitable and inclusive environment with diverse teams produces more creative solutions, results in improved and more innovative products and services, and is crucial to our efforts to attract and retain key talent. We also believe that our leadership should closely reflect the diversity of our employees. ACCO Brands’ diversity goals are to increase the percentage of director-level-and-above female leaders to 33 percent by 2025. For the total Company, we made excellent progress in 2023, moving from our 2019 baseline of 26.6 percent to reach our goal ending the year at 33.0 percent.

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

Talent Management

Building and sustaining strong talent is critical to our success. We know that offering the right mix of developmental roles and learning experiences will support our goal of building strong talent to lead the Company. At the same time, we recognize that building new capabilities may also require adding external talent in key roles to accelerate growth. This focus was key to our ability to fill 60 percent of our director-level and above open positions in 2023 with internal talent. Additionally, 18 percent of our director-level employees have mentors, while 54 percent have completed our "Raising the Bar" leadership development program. Throughout the year, we also deliver Company-required learning to ensure compliance with our Code of Conduct and other important policies.

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

Sustainability/Environment

We continued to make progress on our three Planet, People and Products global sustainability goals relating to energy efficiency, diversity and third-party certification that we announced in 2020. These commitments are 1) improving the energy efficiency of our facilities, 2) increasing the percentage of female leaders globally, and 3) raising the percentage of our revenue generated from certified or sustainable products. We published our fifth annual ESG Report for 2022. We strive for greater efficiencies in the procurement, use and disposal of resources and are committed to reducing our greenhouse gas emissions. We also report key metrics which we have determined are significant to our business according to the Sustainability Accounting Standards Board (SASB) Materiality Matrix. These metrics are focused in the areas of Energy Management, Data Security, Workforce Diversity and Inclusion, Product Sourcing, Packaging and Marketing, and Labor Conditions in the Supply Chain.

Executive Leadership of the Company

As of February 23, 2024, the executive leadership team of the Company consisted of the following executive officers. Ages are as of December 31, 2023.

Mark C. Anderson, age 61

•
2007 - present, Senior Vice President, Corporate Development
•
Joined the Company in 2007

Patrick H. Buchenroth, age 56

•
2024 - present, Executive Vice President and President, Americas
•
2017 - 2023, Executive Vice President and President, ACCO Brands International
•
2013 - 2017, Senior Vice President and President, Emerging Markets
•
Joined the Company in 2002

Paul P. Daniel, age 58

•
August 2022 - present, Senior Vice President and Chief Information Officer
•
February 2020 - August 2022, Vice President, Infrastructure and Operations
•
April 2017 - February 2020 - Vice President, Global IT Operations, Tate & Lyle PLC
•
Joined the Company in 2020

James M. Dudek, Jr., age 52

•
2020 - present, Senior Vice President, Corporate Controller and Chief Accounting Officer
•
2017 - 2020, Vice President and Corporate Controller
•
2016 - 2017, Chief Accounting Officer, Innerworkings, Inc.
•
Joined the Company in 2017

Boris Elisman, age 61

•
2023 - present, Executive Chairman
•
2021 - 2023, Chairman and Chief Executive Officer
•
2016 - 2021, Chairman, President and Chief Executive Officer
•
Joined the Company in 2004

Angela Jones, age 60

•
2020 - present, Senior Vice President and Global Chief People Officer
•
2018 - 2020, Senior Vice President and Chief People Officer, Compass Minerals
•
2016 - 2018, Vice President, Human Resources Rembrandt Foods
•
Joined the Company in 2020

Gregory J. McCormack, age 60

•
2024 - present - Senior Vice President, Global Operations and Supply Chain
•
2018 - 2023, Senior Vice President, Global Products and Operations
•
2013 - 2018, Senior Vice President, Global Products
•
Joined the Company in 1996

Cezary L. Monko, age 62

•
2024 - present, Executive Vice President and President, International
•
2017 - 2023, Executive Vice President and President, ACCO Brands EMEA
•
2014 - 2017, President and Chief Executive Officer, Esselte
•
Joined the Company in 1992

Deborah A. O'Connor, age 61

•
2022 - present, Executive Vice President and Chief Financial Officer
•
2020 - 2021, President and Chief Financial Officer, True Value Company
•
2015 - 2020, Senior Vice President and Chief Financial Officer, True Value Company
•
Joined the Company in 2022

Pamela R. Schneider, age 64

•
2012 - present, Senior Vice President, General Counsel and Secretary
•
2010 - 2012, General Counsel, Accertify, Inc.
•
Joined the Company in 2012

Thomas W. Tedford, age 53

•
2023 - present, President and Chief Executive Officer
•
2021 - 2023, President and Chief Operating Officer
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

Our top ten customers accounted for 41.6 percent of our net sales for the year ended December 31, 2023. The loss of, or a significant reduction in sales to, or gross profit from, one or more of our top customers, or significant adverse changes to the terms on which we sell our products to one or more of our top customers, has and may continue to have a material adverse effect on our business, results of operations and financial condition.

The size, scale and relative competitive market position of certain large customers gives them significant leverage in business negotiations. Additionally, the competitive environment in which our large customers operate has made and will continue to make our business with them challenging and unpredictable.

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

Approximately 57 percent of our net sales for the year ended December 31, 2023, were transacted in a currency other than the U.S. dollar. Our primary exposure to currency movements relative to the U.S. dollar is in the Euro, the Swedish krona, the British pound, the Brazilian real, the Australian dollar, the Canadian dollar, and the Mexican peso. Currency exchange rates can be volatile especially in times of global, political and economic tension or uncertainty. Additionally, government actions such as currency devaluations, foreign exchange controls, imposition of tariffs or other trade restrictions, and price or profit controls can further negatively impact, and increase the volatility of, foreign currency exchange rates.

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

Challenges related to the highly competitive business environment in which we operate has, and may continue to have, a material adverse effect on our business, results of operations and financial condition.

We operate in a highly competitive environment characterized by large, sophisticated customers, low barriers to entry for certain of our products, and competition from a wide range of products and services (including private label products and electronic and digital products and services that can replace or render certain of our products obsolete). We have seen, and expect to continue to see, increased competition from private label brands, especially in periods of economic uncertainty and weakness when customers and consumers turn to alternative or lower cost products.

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

Our business has been, and we expect it will continue to be, affected by actions taken by our customers and competitors to compete more effectively. Such actions have, and in the future may, result in lost sales and lower margins, and adversely affect our business, results of operations, and financial condition.

Our success depends on our ability to develop and market innovative products that meet consumer and other end-user demands, including price expectations, and to expand into new and adjacent product categories that we believe will have higher long-term growth rates.

Our success depends on our ability to invest in innovation and product development and successfully anticipate, develop and market products that appeal to the changing needs and preferences of consumers and other end-users. Additionally, part of our strategy is to develop new, exciting and differentiated products in our technology accessories and learning and creative categories which we believe offer significant long-term growth opportunities. There can be no assurance that we will make the right investment choice or be successful in developing innovative products in these and other categories. If we are unable to successfully increase sales and margins by expanding our product assortment, our business, results of operations and financial condition could be adversely affected.

Our business and results of operations have been and may continue to be adversely affected by the long-term impacts of the COVID-19 global pandemic.

The long-term impacts of the COVID-19 pandemic, including the prevalence of hybrid work, and changes in the behavior of customers, consumers and end-users, has had, and will continue to have, a negative effect on our business and results of operations. During 2023, office occupancy rates stabilized at levels well below pre-pandemic levels and the rate of decline in the demand for our traditional paper-based and related products continues to accelerate. The extent of the impact of these trends on our future business and financial results depends on future developments that are uncertain. The continued longer-term impacts of the COVID-19 pandemic may also exacerbate other risks discussed in this "Part I, Item 1A. Risk Factors," any of which could have a material effect on the business, results of operations or financial condition of the Company.

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

A number of our products and brands consist of paper-based and related products. As use of technology-based tools continues to rise worldwide and the nature of work and school evolves demand for many of our products, especially for our traditional paper-based and related products has declined. This trend was accelerated by the COVID-19 pandemic and we expect that demand for these products will continue to decline. The decline in the overall demand for certain of the products we sell has adversely impacted our business and results of operations, and we expect it will continue to do so.

Our school and technology accessories businesses are seasonal, which has impacted, and may in the future impact, our ability to accurately forecast our operating results and working capital requirements.

Historically, each of our segments has demand that varies based on certain seasonal drivers related to the product categories it sells as discussed in "Part I. Item 1. Business - Seasonality" of this report.

As a result of this seasonality, our inventory and working capital needs fluctuate significantly throughout the year. In addition, our customers often change their order patterns for the peak season, making forecasting of production schedules and inventory purchases more challenging. These fluctuations have impacted our ability to accurately forecast our inventory and working capital needs as well as our operating results. When we are unable to accurately forecast and prepare for customer orders or our working capital needs, or if there is a downturn in business or economic conditions during these periods, our business, results of operations, liquidity and financial condition have been, and in the future could be, adversely affected. Additionally, because of these quarterly fluctuations, comparisons of our operating results across different fiscal quarters may not be meaningful.

The level of investment returns on pension plan assets and the assumptions used for valuation purposes have affected the Company's earnings, and could affect the Company’s earnings and cash flows in future periods. Changes in government regulations, as well as the significant unfunded liabilities, including the unfunded liabilities of the U.S. multi-employer pension plan in which we are a participant, could also affect the Company’s pension plan expenses and funding requirements.

As of December 31, 2023, the Company had $162.1 million recorded as pension liabilities in its Consolidated Balance Sheet. Funding obligations are determined by government regulations and are measured each year based on the value of assets and liabilities on a specific date. When the financial markets do not provide the long-term returns that are expected, or discount rates increase the present value of liabilities, the Company has been, and in the future could be, required to make larger contributions and/or record higher non-cash expenses related to its pension liabilities. The markets can be, and recently have been, very volatile, and therefore the Company’s estimate of future contribution requirements and/or non-cash expenses can change dramatically in relatively short periods of time. Similarly, changes in interest rates and legislation enacted by governmental authorities can impact the timing and amounts of contribution requirements and/or non-cash expenses. An adverse change in the funded status of the plans could significantly increase our required future contributions and/or non-cash expenses and adversely impact our liquidity.

We also participate in a multi-employer pension plan for our union employees at our Ogdensburg, New York facility. The plan has reported significant underfunded liabilities and declared itself in critical and declining status. As a result, the trustees of the plan adopted a rehabilitation plan in an effort to forestall insolvency. Our current contributions to this plan (which are not significant) could increase due to the shrinking contribution base resulting from the insolvency or withdrawal of other participating employers, the inability or the failure of withdrawing participating employers to pay their withdrawal liability, lower than expected returns on pension fund assets, and other funding deficiencies. The present value of our withdrawal liability payments could be significant and would be recorded as an expense in our Consolidated Statements of Income and as a liability on our Consolidated Balance Sheets in the first year of our withdrawal. See also "Note 5. Pension and Other Retiree Benefits" to the consolidated financial statements contained in Part II, Item 8. of this report.

Impairment of goodwill and indefinite-lived intangible assets have had, and could in the future have, a material adverse effect on our financial results.

We have approximately $1.4 billion of goodwill and other specifically identifiable intangible assets as of December 31, 2023. During the fourth quarter of 2023, we recorded a $89.5 million non-cash goodwill impairment charge related to our North America reporting unit. This follows a $98.7 million non-cash goodwill impairment charge related to our North America reporting unit recorded during the third quarter of 2022. Future events may occur that could adversely affect the reported value, or fair value, of our goodwill or indefinite-lived intangible assets that would require future impairment charges which would negatively impact our financial results. Such events may include, but are not limited to, strategic decisions made in response to changes in economic and competitive conditions, the impact of the economic environment on our sales and customer base, the unfavorable resolution of litigation, a material adverse change in our relationship with significant customers, or a sustained decline in our stock price. We continue to evaluate the impact of developments from our reporting units to assess whether impairment indicators are present. See also "Note 9. Goodwill and Identifiable Intangible Assets" to the consolidated financial statements contained in Part II, Item 8. of this report.

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

Operational Risks

Failure to successfully implement our multi-year restructuring and cost savings program could adversely affect our future results of operations and cash flow.

In January 2024, the Company announced a multi-year restructuring and cost savings program, with anticipated annualized pre-tax cost savings of at least $60 million when fully implemented in 2026. The program incorporates initiatives to simplify and delayer the Company's operating structure and reduce costs through headcount reductions, supply chain optimization, global footprint rationalization, and better leveraging of the Company's sourcing capabilities. We may not be able to successfully execute these initiatives in a timely manner or realize the anticipated cost savings and operational synergies. Failure to implement these initiatives and realize the anticipated cost savings and operational synergies as planned could adversely affect our future results of operations and cash flow. Further, the changes to our operating structure, including the leadership changes, have resulted in a significant amount of organization change which, could divert management's attention from other priorities, disrupt the Company's day-to-day operations and have a negative impact on employee morale and retention. If we are not able to effectively manage the restructuring process our business and financial results could suffer.

Our business, results of operations and cash flow have been, and may continue to be, adversely impacted by disruptions in the global supply chain.

We manufacture approximately 40 percent of the products we sell where we operate and purchase the remaining 60 percent from suppliers in lower cost countries, primarily in Asia. We also purchase component parts and raw materials for our manufactured products from third parties many of which are also imported from Asia. Additionally, we rely on international freight carriers and domestic trucking and rail lanes to import and distribute products to our customers throughout the world. We have experienced disruptions in our global supply chain due to insufficient freight carrier capacity, port delays and closures, the cost and availability of international and domestic freight carriers, labor shortages and geopolitical unrest. Although we saw a significant reduction in supply chain disruptions and deflation in transportation costs during 2023, recent geopolitical unrest in the Middle East is once again impacting our supply chain and adversely affecting our business operations. These events as well as further supply chain disruptions could adversely affect our operations, sales, profitability and cash flow.

Our operating results have been, and continue to be, adversely affected by inflation and changes in the cost or availability of raw materials, transportation, labor and other necessary supplies and services, including the cost of finished goods.

The price and availability of raw materials, transportation, labor, and other necessary supplies and services used in our business, as well as the cost of finished goods, can be volatile due to numerous factors beyond our control, including general economic and competitive conditions, inflation, supply chain disruptions, supplier business strategies, and political instability, war and other geopolitical tensions. In recent years, the global economy has experienced the highest levels of inflation in decades. Additionally, the global imbalance between the supply and demand for commodities, component parts, transportation and labor have impacted their availability and increased their cost. This has been exacerbated by the geopolitical unrest in Europe and the Middle East. As a result, we have experienced cost increases from our suppliers of raw materials, component parts and purchased finished goods, as well as increased labor, energy and commodity costs. During the fourth quarter of 2023, we began to see signs of moderating inflation. While we believe that inflationary costs for most raw materials, purchased finished goods, and freight and transportation will continue to moderate, there can be no assurance that inflation will abate.

During periods of inflation and rising costs, we manage this volatility through a variety of actions, including targeted advance or periodic purchases, future delivery purchases, long-term contracts, sales price increases and the use of certain derivative instruments. We implemented price increases in 2022 and throughout 2023, and will implement additional price increases if necessary to offset future inflationary and supply-chain related cost increases. Historically, we have not been able to raise prices fast enough to effectively mitigate the adverse impact of these cost increases on our margins and there can be no assurance that we will be able to do so in the future. Additionally, we have lost, and may continue to lose, sales due to increasing our selling prices to our customers. We have also seen customers and consumers purchase lower priced products which generate lower margins due to our price increases and we expect this trend may continue.

Outsourcing the development and production of certain of our products, our information technology systems and other administrative functions could materially adversely affect our business, results of operations and financial condition.

We outsource certain product development and manufacturing functions, such as product design and production, to third-party suppliers. This creates a number of risks, including decreased control over the engineering and manufacturing processes which can result in cost overruns, delayed deliveries or shortages, inferior product quality, and loss or misappropriation of trade secrets and intellectual property. Additionally, we rely on our suppliers to ensure that our products meet our design and product content specifications, and all applicable laws, including product safety, security, labor, sustainability and environmental laws. We also expect our suppliers to conform to our and our customers’ and licensors' codes of conduct and expectations with respect to product safety, product quality, social responsibility and environmental sustainability, and be responsive to our audits. Failure to meet any of these requirements may result in our having to cease doing business with a supplier or cease production at a particular facility, stop selling or recall non-conforming products, or having imported products detained at the port or subject to exclusion or seizure. Substitute suppliers might not be available or, if available, might be unwilling or unable to offer products on acceptable terms or in a timely manner. Moreover, if one or more of our suppliers is unable or unwilling to continue to provide products of acceptable quality, at acceptable cost or in a timely manner due to financial difficulties, insolvency or otherwise, including as a result of disruptions associated with circumstances outside their control, or if customer demand for our products increases, we may be unable to secure sufficient additional capacity from our current suppliers, or others, in a timely manner or on acceptable terms. Any of these events could result in unforeseen production delays and increased costs and negatively affect our ability to deliver our products to our customers, all of which could adversely affect our business, sales, results of operations, and financial condition.

We also outsource important portions of our information technology infrastructure and systems support to third-party service providers. Outsourcing of information technology services creates risks to our business, which are similar to those created by our product production outsourcing.

In addition, we outsource certain administrative functions, such as payroll processing and benefit plan administration, to third-party service providers and may outsource other functions in the future to achieve cost savings and efficiencies. If the service providers to whom we outsource these functions do not perform effectively or experience deficiencies or material weaknesses in their internal controls, we may not be able to achieve the expected cost savings and may incur additional costs to correct errors they make. Depending on the function involved, such issues may also lead to business disruption, processing inefficiencies, internal control deficiencies, loss of or damage to intellectual property, legal and regulatory exposure, or harm to employee morale.

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

Any such intrusion, tampering or theft (and any resulting disclosure or use of confidential, proprietary or personally identifiable information) could compromise our network, the network or data center of a third-party hosting key operating systems or data, or to whom we have disclosed confidential, proprietary or personally identifiable information, or a third-party cloud service provider. Any of these impacts could result in a disruption to our information technology infrastructure, interruption of our business operations, violation of applicable privacy and other laws or standards, significant legal and financial exposure beyond the scope or limits of any insurance coverage (including legal claims and proceedings and regulatory enforcement actions and penalties), increased operating costs associated with remediation activities, and a loss of confidence in our security measures, all of which could harm our reputation with our customers, end-users, employees and other stakeholders and materially adversely affect our business and results of operations. Contractual provisions with third parties, including cloud service providers, may limit our ability to recover these losses.

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

Merger and Acquisition Risks

Our strategy is partially based on growth through acquisitions. Failure to properly identify, value and manage acquisitions, and successfully integrate them may materially impact our business, results of operations and financial condition.

Our strategy is partially based on growth through acquisitions. We may not be successful in identifying suitable acquisition opportunities, prevailing against competing potential acquirers, negotiating appropriate acquisition terms, obtaining financing, or completing proposed acquisitions. In addition, an acquisition may not perform as anticipated, be accretive to earnings, or prove to be beneficial to our operations and cash flow. If we fail to effectively identify, value, consummate, or manage any acquired company, we may not achieve the financial results, including cost savings and synergies, anticipated at the time of its acquisition. An acquisition could also adversely impact our operating performance or cash flow due to the issuance of acquisition-related debt, pre-acquisition assumed liabilities, undisclosed facts about the business, expenses incurred to consummate the acquisition, increases in amortization due to the acquisition, or possible future impairments of goodwill or intangible assets associated with the acquisition.

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

In connection with our May 1, 2012 acquisition of the Mead Consumer and Office Products business, we assumed all of the tax liabilities for its acquired foreign operations, including its operating entity in Brazil ("ACCO Brazil"). In December of 2012, the Federal Revenue Department of the Ministry of Finance of Brazil ("FRD") issued a tax assessment against ACCO Brazil, challenging the tax deduction of goodwill from ACCO Brazil’s taxable income for the year 2007 (the "First Assessment"). A second assessment challenging the deduction of goodwill from ACCO Brazil’s taxable income for the years 2008, 2009 and 2010 was issued by FRD in October 2013 (the "Second Assessment" and together with the First Assessment, the "Brazil Tax Assessments"). ACCO Brazil continues to dispute both of the Brazil Tax Assessments. If the FRD’s initial position is ultimately sustained, payment of the amount assessed would materially adversely affect our cash flow in the year of settlement. For additional details regarding the Brazil Tax Assessments, see "Note 11. Income Taxes – Brazil Tax Assessments" to the consolidated financial statements contained in Part II, Item 8. of this report.

Additional tax liabilities stemming from our global operations and changes in tax legislation, regulation and tax rates have, and may continue to, adversely affect our financial results.

We face a variety of risks of increased future taxation on our earnings as a corporate taxpayer in the countries in which we have operations. Moving funds between countries can produce adverse tax consequences. In addition, since our operations are global, we can face challenges in effectively gaining a tax benefit for costs incurred in one country that benefit our operations in other countries.

Changes in tax legislation or tax rates may occur in one or more jurisdictions in which we operate that may materially impact the cost of operating our business. Recent legislative changes in the United States include the 2017 Tax Cuts and Jobs Act and the 2022 Inflation Reduction Act, which have introduced limitations on business-related deductions and increased taxation of foreign earnings in the U.S., and a corporate minimum tax, all of which could increase our future tax expense.

In addition, the potential exists for significant legislative policy change in the taxation of multinational corporations, as has recently been the subject of the “Pillar One” and “Pillar Two” initiatives of the Organization for Economic Co-operation and Development, the European Union Anti-Tax Avoidance Directives, and legislation inspired or required by those initiatives. It is also possible that some governments will make significant changes to their tax policies in response to factors such as budgetary needs, feedback from the business community and the public view on applicable tax planning activities. Further, interpretations of existing tax law in various countries may change due to the regulatory and examination policies of the tax authorities and the decisions of courts.

Adverse or unanticipated tax consequences can negatively impact our performance. We are uncertain as to the ultimate results of these potential changes or what their effects will be on our business.

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
•
Laws relating to corporate governance, the environmental sustainability of our operations and products (including packaging) and the protection of human rights in our supply chain, including reporting obligations;
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

All of these legal frameworks are complex and change frequently. Moreover, the requirements of these and other laws can vary significantly from jurisdiction to jurisdiction. Additionally, laws relating to sustainability and human rights, including enhanced transparency and reporting obligations, are rapidly being adopted around the world. Capital and operating expenses required to establish and maintain compliance with all of these laws, rules and regulations and self-regulatory requirements can be significant, and violations may result in substantial fines, penalties, and civil damages as well as damage to our reputation. In addition, as we continue to expand our business into new markets and into new product categories, we increase the number of legal and self-regulatory requirements with which we are required to comply, which increases the complexity and costs of compliance, as well as the risks of noncompliance. Any significant increase in our costs to comply with applicable legal and self-regulatory requirements, or any liability arising from noncompliance, could have a material adverse effect on our business, results of operations, and financial condition.

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
investors' perceptions;
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

A disruption at one of our suppliers' manufacturing facilities, one of our offices, manufacturing or distribution locations, or elsewhere in our global supply chain due to circumstances outside our control, have, and in the future could, materially and adversely impact our business operations. Such a disruption could occur as a result of any number of events, including but not limited to, a major equipment failure, labor stoppages, transportation failures affecting the supply and shipment of materials and finished goods, unavailability of raw materials, severe weather conditions, natural disasters, civil and geopolitical unrest, fire, explosions, public health emergencies, including the occurrence of pandemics such as COVID-19, war or terrorism, and disruptions in utility and other services. Any such future disruptions could materially and adversely impact our business, sales, results of operations, and financial condition.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

The Company recognizes the importance of maintaining cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data. Our cybersecurity risk management is included within our overall enterprise risk management program.

We have implemented a risk-based cybersecurity program to identify, assess, prioritize and manage risks from cybersecurity threats. Our efforts are designed to maintain the confidentiality, integrity and availability of our information and operational technology systems and data stored on those systems. In general, we seek to address cybersecurity risks through a risk-based, cross-functional approach that is focused on preserving the confidentiality, security and availability of our information and information systems, and to mitigate and respond effectively to cybersecurity incidents and threats. As appropriate, the Company engages external parties, including consultants, legal counsel and audit firms to enhance its cybersecurity oversight and assist with incident response. Our cybersecurity program includes:

Technical Safeguards

We deploy technical safeguards that are designed to protect our information systems from cybersecurity threats, including firewalls, intrusion prevention and endpoint detection and response systems, regular monitoring and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence.

Security Policy and Requirements

We have an Information Security Policy that details the overall risk-based framework and governance for the management and security of our information technology assets and information. The policy applies to everyone who accesses our data or information resources, including third parties we engage.

Cybersecurity Roadmap and Risk Assessment

We have a cybersecurity roadmap, which was first implemented in 2020, that provides a framework for prioritizing and managing our ongoing cybersecurity program. We conduct periodic risk assessments based on the National Institute of Standards and Technology ("NIST") cybersecurity framework to identify and assess our cybersecurity risks, vulnerabilities and information security maturity assessments to evaluate the maturity stage of the overall cybersecurity program. The results of these assessments are reported to the Audit Committee of the Board and we adjust our cybersecurity roadmap, policies, processes and practices as necessary based on the information provided by these assessments as well as the monitoring, testing and auditing noted below.

Incident Response and Recovery Planning

We have an established incident response and recovery plan based on the NIST cybersecurity framework. The plan specifies the process for identifying, classifying, documenting and responding to cybersecurity incidents, including escalation protocols to ensure the involvement of our executive leadership, including our CEO, CFO, CIO and General Counsel so that decisions regarding the public disclosure and reporting of any incident can be made by executive management in a timely manner.

Third-Party Risk Management

We use a risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors and service providers, as well as the systems of third parties that could adversely impact our business in the event of a cybersecurity incident affecting those third-party systems.

Monitoring Testing and Auditing

We monitor the evolving cybersecurity landscape that could result in new or increased cybersecurity threats. We also engage in the periodic assessment and testing of our policies, standards, processes and practices. These efforts include audits, vulnerability and penetration testing, table-top exercises, social engineering campaigns and other internal and external assessments. We evaluate the effectiveness of our information technology-related internal controls annually.

Education and Awareness

The Company also regularly conducts mandatory cybersecurity training for its employees and all new hires are required to take cybersecurity training when they receive their Company computer. Failure to complete the training in a timely fashion results in their system access being suspended until completion. Management also regularly conducts "phishing" exercises to test the effectiveness of our training programs. The results of these exercises are reported to the Audit Committee. Employees also receive monthly newsletters highlighting cybersecurity developments as well as targeted email messages, as appropriate.

Insurance

The Company maintains cybersecurity insurance coverage in an amount that management believes to be appropriate for the Company's risk profile.

Governance

Audit Committee Oversight

Our Audit Committee oversees the Company's cybersecurity risks. Ms. Dvorak has a certificate in Cybersecurity Oversight from the National Association of Corporate Directors and Mr. Burton is a technology expert with experience in online fraud and cybersecurity. Both Ms. Dvorak and Mr. Burton are members of our Audit Committee.

Our Senior Vice President and Chief Information Officer and our Vice President, Global Cybersecurity, update the Audit Committee regularly regarding the status of ongoing cybersecurity initiatives and strategies and incident reports. Annually, they also present information regarding management's annual cybersecurity risk and maturity assessments, including changes to our cybersecurity roadmap as a result of these assessments. This annual briefing is also posted to the full Board, which also receives quarterly updates through the Audit Committee. The Audit Committee is notified and briefed regularly in the event of a cybersecurity incident, regardless of the ultimate severity of the situation. The Board and executive management participate in cybersecurity training and conduct tabletop exercises on a periodic basis.

Management Oversight

At a management level, our cybersecurity program is led by our Vice President, Global Cybersecurity who oversees a team with extensive knowledge and expertise. He is a Certified Information Security Professional and has over 20 years of cybersecurity experience and reports to our Chief Information Officer, who reports to our Chief Executive Officer. Our Vice President, Global Cybersecurity also chairs our Cybersecurity Management Committee which consists of senior business and functional leaders, including our Chief Information Officer and General Counsel. The Cybersecurity Management Committee is intended to provide cross-functional support for cybersecurity risk management and facilitate the response to any cybersecurity incidents.

Cyber Risks, Threats and Incidents

As a global company servicing customers in over 100 countries, we experience a variety of cybersecurity events and incidents. However, as of the date of this Annual Report on Form 10-K, we are not aware of any cybersecurity incident that has materially affected or is reasonably likely to materially affect our business, strategy, results of operations or financial condition; though there can be no assurance that a cybersecurity incident that could have a material impact on us will not occur in the future. For further details regarding the cybersecurity risks and uncertainties we face see Item 1A. "Risk Factors-Technology and Cybersecurity Risks" of this report.

ITEM 2. PROPERTIES

We have manufacturing facilities in North America, Europe, Brazil, Mexico and Australia, and maintain distribution centers in the regional markets we service. We lease our corporate and U.S. headquarters in Lake Zurich, Illinois. The following table lists our other principal facilities by segment as of December 31, 2023:

Location	Functional Use	Owned/Leased (number of properties)
ACCO Brands North America:
Burlingame, California	Office	Leased
Booneville, Mississippi	Distribution/Manufacturing	Owned
Sidney, New York(a)	Distribution/Manufacturing	Owned
Kettering, Ohio	Office	Leased
Alexandria, Pennsylvania	Distribution/Manufacturing	Owned
Woodinville, Washington	Office	Leased
Mississauga, Canada	Distribution/Manufacturing/Office	Leased
Hong Kong	Office	Leased
Taipei, Taiwan	Office	Leased

ACCO Brands EMEA:
Sint-Niklaas, Belgium	Distribution/Manufacturing	Leased
Shanghai, China	Manufacturing	Leased
Aylesbury, England	Office	Leased
Halesowen, England	Distribution	Owned
Lillyhall, England	Manufacturing	Leased
Saint-Ame, France	Distribution	Owned
Heilbronn, Germany	Distribution	Owned
Stuttgart, Germany	Office	Leased
Uelzen, Germany	Manufacturing	Owned
Gorgonzola, Italy	Distribution/Manufacturing	Leased
Kozienice, Poland	Distribution/Manufacturing	Owned
Warsaw, Poland	Office	Leased
Arcos de Valdevez, Portugal(a)	Manufacturing	Owned
Hestra, Sweden	Distribution/Manufacturing/Office	Owned

ACCO Brands International:
Sydney, Australia	Distribution/Manufacturing/Office	Owned/Leased (2)
Bauru, Brazil	Distribution/Manufacturing/Office	Owned (2)
Sao Paulo, Brazil	Manufacturing/Office	Leased (2)
Tokyo, Japan	Office	Leased
Lerma, Mexico	Manufacturing/Office	Owned
Mexico City, Mexico	Office	Leased
Auckland, New Zealand	Distribution/Office	Leased
Singapore	Distribution/Office	Leased (2)

(a) Scheduled to be closed in 2024

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

It is the opinion of management that (other than the Brazil Tax Assessments) the ultimate resolution of currently outstanding matters will not have a material adverse effect on our financial condition, results of operations or cash flow. However, there is no assurance that we will ultimately be successful in our defense of any of these matters or that an adverse outcome in any matter will not affect our results of operations, financial condition, or cash flow. Further, future claims, lawsuits and legal proceedings could materially and adversely affect our business, reputation, results of operations, and financial condition. For additional details regarding the Brazil Tax Assessments, see "Note 11. Income Taxes – Brazil Tax Assessments" to the consolidated financial statements contained in Part II, Item 8. of this report.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Information

Our common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "ACCO." As of February 15, 2024 we had approximately 7,610 record holders of our common stock.

Stock Performance Graph

The following graph compares the cumulative total stockholder return on our common stock to that of the S&P Office Services and Supplies (SuperCap1500) Index and the Russell 2000 Index assuming an investment of $100 in each from December 31, 2018 through December 31, 2023.

	Cumulative Total Return
	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23
ACCO Brands Corporation	$100.00	$138.05	$124.63	$121.83	$82.45	$89.68
Russell 2000	100.00	123.72	146.44	166.50	130.60	150.31
S&P Office Services and Supplies (SuperCap1500)	100.00	119.09	121.92	134.46	101.47	125.28

Common Stock Purchases

The following table provides information about our purchases of equity securities during the quarter ended December 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
October 1, 2023 to October 31, 2023	—	$—	—	$105,645,579.0
November 1, 2023 to November 30, 2023	—	—	—	105,645,579.0
December 1, 2023 to December 31, 2023	—	—	—	105,645,579.0
Total	—	$—	—	$105,645,579.0

(1)
On February 14, 2018, the Company announced that its Board of Directors authorized the repurchase of up to $100 million in shares of its common stock. On August 7, 2019, the Company announced that its Board of Directors had authorized the repurchase of up to an additional $100 million in shares of its common stock.

During the year ended December 31, 2023, we did not repurchase any of our common stock in the open market.

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

Dividend Policy

In February 2018, the Company's Board of Directors approved the initiation of a dividend program under which the Company intends to pay a regular quarterly cash dividend. Dividend information for each quarter for the years ended December 31, 2023, 2022 and 2021 is summarized below:

	2023	2022	2021
First quarter	$0.075	$0.075	$0.065
Second quarter	0.075	0.075	0.065
Third quarter	0.075	0.075	0.065
Fourth quarter	0.075	0.075	0.075
Total	$0.300	$0.300	$0.270

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

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements of ACCO Brands Corporation and the accompanying notes contained in Item 8. of this report. The following discussion and analysis are for the year ended December 31, 2023, compared with the same period in 2022 unless otherwise stated. For a discussion and analysis of the year ended December 31, 2022 compared with the same period in 2021, please refer to "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in Part II, Item 7. of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (the "SEC") on February 24, 2023.

Overview of the Company

ACCO Brands is a leading global consumer, technology and business branded products company, providing well-known brands and innovative product solutions used in schools, homes and at work. We have expanded into higher growth product categories, while increasing our sales mix to higher growth channels, including retail and mass merchants, e-tailers, and technology specialists. We have an experienced management team with a proven ability to grow brands, integrate acquisitions, manage seasonal businesses, run lean organizations and navigate challenging environments. Our products are sold primarily in the U.S., Europe, Australia, Canada, Brazil and Mexico.

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

Overview of 2023 Financial Performance

During 2023, the Company continued to be impacted by softening global demand, reflecting a weaker macroeconomic environment. Inflationary pressures and higher interest rates have reduced both business and consumer discretionary spending, especially business IT spending. Lower than anticipated return to office trends also impacted year over year demand. In addition, major retailers in North America continued to focus on maintaining lower inventory levels.

In 2023, our net sales decreased $114.8 million, or 5.9 percent, compared to the prior year. The decrease was due to reduced volumes, reflecting the challenging macroeconomic environment, which led to lower global technology spending, and lower than anticipated return to office trends, partly offset by the benefit of global price increases, and favorable foreign exchange. Gross margin increased 420 basis points, or $46.0 million, compared to the prior-year period, primarily due to the cumulative effect of global price increases and cost reduction actions.

We reported operating income of $44.7 million in 2023 compared to $34.8 million in 2022. The increase was primarily due to the higher gross margin, and a lower non-cash goodwill impairment charge compared to the prior year, partially offset by higher restructuring charges and SG&A expenses,

We reported a net loss of $21.8 million, or $(0.23) per share, compared to a net loss of $13.2 million, or $(0.14) per share in the prior year. The reported net loss reflects higher interest and non-operating pension expenses.

Our operating cash flow for the year was cash provided of $128.7 million, compared to $77.6 million of cash provided in the prior year. Our seasonal operating cash flow followed our historic pattern of outflow in the first half followed by strong inflows in both quarters of the second half.

Consolidated Results of Operations for the Years Ended December 31, 2023 and 2022

	Year Ended December 31,		Amount of Change
(in millions, except per share data)	2023	2022	$	%/pts
Net sales	$1,832.8	$1,947.6	$(114.8)	(5.9)%
Cost of products sold	1,234.5	1,395.3	(160.8)	(11.5)%
Gross profit	598.3	552.3	46.0	8.3%
Gross profit margin	32.6%	28.4%		4.2	pts
Selling, general and administrative expenses	393.5	376.7	16.8	4.5%
SG&A% to net sales	21.5%	19.3%		2.2	pts
Amortization of intangibles	43.4	41.5	1.9	4.6%
Restructuring charges	27.2	9.6	17.6	NM
Goodwill impairment	89.5	98.7	(9.2)	(9.3)%
Change in fair value of contingent consideration	—	(9.0)	9.0	(100.0)%
Operating income	44.7	34.8	9.9	28.4%
Operating income margin	2.4%	1.8%		0.6	pts
Interest expense	58.6	45.6	13.0	28.5%
Interest income	(7.1)	(8.3)	1.2	(14.5)%
Non-operating pension expense (income)	1.8	(4.5)	6.3	NM
Other expense (income), net	4.5	(12.9)	17.4	NM
(Loss) income before income tax	(13.1)	14.9	(28.0)	NM
Income tax expense	8.7	28.1	(19.4)	(69.0)%
Effective tax rate	(66.4)%	188.6%		NM
Net (loss) income	(21.8)	(13.2)	(8.6)	65.2%
Weighted average number of diluted shares outstanding:	95.3	95.3	-	—%
Diluted loss per share	$(0.23)	$(0.14)	$(0.09)	64.3%
Comparable sales (Non-GAAP)(1)	$1,821.5	$1,947.6	$(126.1)	(6.5)%

Net Sales

For the year ended December 31, 2023, net sales decreased $114.8 million, or 5.9 percent. Favorable foreign exchange increased sales $11.3 million, or 0.6 percent. Comparable net sales decreased 6.5 percent. The sales declines were driven by lower volume of 13.3 percent across all three segments due to the challenging macroeconomic environment, lower than anticipated return to office trends and tight inventory management by our customers primarily in North America. Sales of technology accessories were most negatively impacted. The volume decline more than offset the benefit of global price increases which added 6.8 percent.

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

For the year ended December 31, 2023, cost of products sold decreased $160.8 million, or 11.5 percent, primarily due to lower net sales and the favorable impact of global restructuring and cost reduction initiatives. Adverse foreign exchange increased cost of products sold by $5.3 million, or 0.4 percent.

Cost of products sold remains high from the inflationary impacts over the last few years. We are beginning to see moderating inflation, but there can be no assurance that it will abate.

Gross Profit

For the year ended December 31, 2023, gross profit increased $46.0 million, or 8.3 percent. Gross profit margin increased 420 basis points reflecting the cumulative effect of global price increases and lower cost of goods. Favorable foreign exchange increased gross profit by $6.0 million, or 1.1 percent.

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

For the year ended December 31, 2023, SG&A increased $16.8 million, or 4.5 percent, primarily due to higher people costs, including higher incentive compensation expense, partially offset by the impact of cost reduction actions. Adverse foreign exchange, increased SG&A by $1.4 million, or 0.4 percent.

Restructuring Charges

For the year ended December 31, 2023, restructuring charges were $27.2 million compared with $9.6 million in 2022. The higher restructuring expense in the current year was primarily for severance costs and other costs associated with our continuing footprint rationalization and cost reduction programs.

Change in Fair Value of Contingent Consideration

In the prior year, the change in fair value of contingent consideration from the PowerA earnout resulted in a benefit of $9.0 million that did not repeat.

Goodwill Impairment

For the year ended December 31, 2023, we recorded a non-cash goodwill impairment charge of $89.5 million for our North America reporting unit compared to $98.7 million in the prior year. Our goodwill balance could be at risk of further impairment if operating performance is not as expected.

See "Note 9. Goodwill and Identifiable Intangible Assets" to the consolidated financial statements contained in Part II, Item 8. of this report for more information.

Operating Income

For the year ended December 31, 2023, operating income increased $9.9 million to $44.7 million compared to $34.8 million in the prior year. The increase in operating income was primarily due to higher gross profit of $46.0 million and a lower non-cash goodwill impairment charge of $9.2 million, partially offset by a $17.6 million increase in restructuring expense and a $16.8 million increase in SG&A expense. Foreign exchange increased operating income $4.1 million, or 11.8 percent.

Interest Expense

For the year ended December 31, 2023, interest expense increased $13.0 million, primarily due to higher variable interest rates versus the prior year. The weighted average interest rate on $350.6 million of outstanding variable rate debt as of December 31, 2023, increased to 6.38 percent from 4.90 percent in the prior year. We expect higher interest expense to continue given the current interest rate environment.

Non-operating pension (expense) income

For the year ended December 31, 2023, non-operating pension expense was $1.8 million compared to income of $4.5 million for the year ended December 31, 2022. The increase in expense of $6.3 million was due to changes in assumptions used in our annual pension valuation, including higher interest rates.

Other Expense (Income), Net

For the year ended December 31, 2023, we reported other expense of $4.5 million, compared to other income of $12.9 million for the year ended December 31, 2022. The increase in expense of $17.4 million was primarily due to a $5.1 million charge in 2023 related to exiting certain product lines and a $9.9 million reduction in Brazil tax credits compared to the prior year.

Income Tax Expense

For the year ended December 31, 2023, we recorded income tax expense of $8.7 million on loss before taxes of $13.1 million. This compared with an income tax expense of $28.1 million on income before taxes of $14.9 million for the year ended December 31, 2022. The reduction in income tax expense was due primarily to the reduction in pretax book income, tax law changes allowing Brazilian taxes paid to be creditable for U.S. tax purposes of $6.3 million, and release of unrecognized tax benefits related to the Brazil Tax Assessments of $13.3 million.

See "Note 11. Income Taxes" to the Consolidated Financial Statements contained in Part II, Item 8. of this report for more information.

Net Income (Loss)/Diluted Income (Loss) per Share

For the year ended December 31, 2023, net loss was $21.8 million, or $(0.23) per share, compared to a net loss of $13.2 million, or $(0.14) per share, in the prior year.

Segment Net Sales and Operating Income for the Years Ended December 31, 2023 and 2022

ACCO Brands North America

	Year Ended December 31,		Amount of Change
(in millions)	2023	2022	$	%/pts
Net sales	$887.2	$998.0	$(110.8)	(11.1)%
Segment operating loss⁽¹⁾	(5.9)	(4.9)	(1.0)	20.4%
Segment operating loss margin	(0.7)%	(0.5)%		(0.2)	pts
Comparable sales (Non-GAAP)⁽²⁾	$891.1	$998.0	$(106.9)	(10.7)%

(1)
Segment operating loss for North America includes goodwill impairment charges but excludes corporate costs. See "Note 17. Information on Business Segments" to the consolidated financial statements contained in Part II, Item 8. of this report for a reconciliation of total "Segment operating (loss) income" to "(Loss) income before income tax."
(2)
See reconciliation to GAAP, contained in Part II, Item 7. "Supplemental Non-GAAP Financial Measures" of this report.

For the year ended December 31, 2023, net sales decreased $110.8 million, or 11.1 percent. Price increases added $44.1 million, or 4.4 percent, but were more than offset by volume which decreased $151.1 million, or 15.1 percent. The volume decline was due to a weaker macroeconomic environment, lower than anticipated return to office trends and retailers maintaining lower inventory levels, which resulted in lower demand for technology accessories and office products. Adverse foreign exchange reduced net sales $3.9 million, or 0.4 percent.

For the year ended December 31, 2023, operating loss increased $1.0 million to $5.9 million from $4.9 million in the prior year. The increase in operating loss was due to higher restructuring charges of $11.4 million related to our cost reduction and productivity programs, partly offset by a lower non-cash goodwill impairment charge in the current year of $89.5 million versus $98.7 million in the prior year.

ACCO Brands EMEA

	Year Ended December 31,		Amount of Change
(in millions)	2023	2022	$	%/pts
Net sales	$547.2	$580.3	$(33.1)	(5.7)%
Segment operating income⁽¹⁾	38.7	21.7	17.0	78.3%
Segment operating income margin	7.1%	3.7%		3.4	pts
Comparable sales (Non-GAAP)⁽²⁾	$541.7	$580.3	$(38.6)	(6.7)%

(1)
Segment operating income for EMEA excludes corporate costs. See "Note 17. Information on Business Segments" to the consolidated financial statements contained in Part II, Item 8. of this report for a reconciliation of total "Segment (loss) operating income" to "(Loss) income before income tax."
(2)
See reconciliation to GAAP, contained in Part II, Item 7. "Supplemental Non-GAAP Financial Measures" of this report.

For the year ended December 31, 2023, net sales decreased $33.1 million, or 5.7 percent. Favorable foreign exchange increased sales $5.5 million, or 1.0 percent. Comparable sales decreased 6.7 percent mainly due to lower volume, which was down $99.2 million, or 17.1 percent. The lower volume was partly offset by price increases of $60.6 million, or 10.4 percent. The lower volume reflects reduced demand, especially for technology accessories, due to a weaker macroeconomic environment.

For the year ended December 31, 2023, operating income increased $17.0 million, or 78.3 percent. Operating income increased primarily due to the cumulative effect of price increases and cost savings actions, which more than offset a $5.5 million increase in restructuring charges, negative fixed cost leverage and higher incentive compensation. Favorable foreign exchange increased operating income by $1.2 million, or 5.5 percent.

ACCO Brands International

	Year Ended December 31,		Amount of Change
(in millions)	2023	2022	$	%/pts
Net sales	$398.4	$369.3	$29.1	7.9%
Segment operating income⁽¹⁾	60.7	50.5	10.2	20.2%
Segment operating income margin	15.2%	13.7%		1.5	pts
Comparable sales (Non-GAAP)⁽²⁾	$388.7	$369.3	$19.4	5.3%

(1)
Segment operating income for International excludes corporate costs. See "Note 17. Information on Business Segments" to the consolidated financial statements contained in Part II, Item 8. of this report for a reconciliation of total "Segment operating (loss) income" to "(Loss) income before income tax."
(2)
See reconciliation to GAAP, contained in Part II, Item 7. "Supplemental Non-GAAP Financial Measures" of this report.

For the year ended December 31, 2023, net sales increased $29.1 million, or 7.9 percent. Favorable foreign exchange increased sales $9.7 million, or 2.6 percent. Comparable sales increased 5.3 percent, primarily due to price increases which added $27.6 million, or 7.5 percent, partly offset by lower volume of $8.1 million, or 2.2 percent. The lower volume reflects reduced demand due to a weaker macroeconomic environment in Australia and Asia, especially for technology accessories, partially offset by volume growth in Latin America.

For the year ended December 31, 2023, operating income increased $10.2 million, or 20.2 percent, primarily due to pricing and cost actions, partially offset by an increase in go-to-market spending, and people costs, including incentive compensation. Favorable foreign exchange increased operating income by $3.3 million, or 6.5 percent.

Liquidity and Capital Resources

Our primary liquidity needs are to support our working capital requirements, service indebtedness and fund capital expenditures, dividends, repurchase stock, and acquisitions. Our principal sources of liquidity are cash flows from operating activities, cash and cash equivalents held and seasonal borrowings under our $600 million multi-currency revolving credit facility (the "Revolving Facility"). As of December 31, 2023, there was $21.6 million in borrowings outstanding under the Revolving Facility ($7.3 million reported in "Current portion of long-term debt" and $14.3 million reported in "Long-term debt, net"), and the amount available for borrowings was $565.7 million (allowing for $12.7 million of letters of credit outstanding on that date). We had $66.4 million in cash on hand as of December 31, 2023.

Because of the seasonality of our business, all our operating cash flow is generated in the second half of the year, as the cash inflows in the first and second quarters are consumed building working capital and for making our annual performance-based compensation payments, when earned. Our third and fourth quarter cash flow comes from completing the working capital cycle. Our 2023 operating cash flow followed our historical seasonal pattern.

Debt

The $350.6 million of debt currently outstanding under our senior secured credit facilities has a weighted average interest rate of 6.75 percent as of December 31, 2023, and the $575.0 million outstanding principal amount of our senior unsecured notes due March 2029 ("Senior Unsecured Notes") has a fixed interest rate of 4.25 percent.

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

Financial Covenants

As of December 31, 2023, our Consolidated Leverage Ratio was approximately 3.42 to 1.00 versus our maximum covenant of 4.25 to 1.00. Our Interest Coverage Ratio was approximately 5.18 to 1.00 versus the minimum covenant of 3.00 to 1.00.

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

As of and for the periods ended December 31, 2023 and December 31, 2022, the Company was in compliance with all applicable loan covenants under its senior secured credit facilities and the Senior Unsecured Notes.

Guarantees and Security

Generally, obligations under the Credit Agreement, as amended, are guaranteed by certain of the Company's existing and future subsidiaries, and are secured by substantially all of the Company's and certain guarantor subsidiaries' assets, subject to certain exclusions and limitations.

For further information, see "Note 3. Long-term Debt and Short-term Borrowings" to the consolidated financial statements contained in Part II. Item 8. of this report.

Restructuring

The Company may implement restructuring, realignment or cost-reduction plans and activities, including those related to integrating acquired businesses.

During the year ended December 31, 2023, the Company recorded $27.2 million in restructuring expenses: $16.7 million of restructuring expense for our North America segment; $8.9 million for our EMEA segment; $1.0 million for our International segment; and $0.6 million for Corporate. Restructuring charges in 2023 were primarily for severance costs related to cost reduction initiatives.

On January 30, 2024, the Company announced a multi-year restructuring and cost savings program, with anticipated annualized pre-tax cost savings of at least $60.0 million. The program incorporates initiatives to simplify and delayer the Company's operating structure and reduce costs through headcount reductions, supply chain optimization, global footprint rationalization, and better leveraging the Company's sourcing capabilities. As a result of these actions, the Company will improve its speed of execution and bring key leaders closer to customers.

For further information, see "Note 10. Restructuring" to the consolidated financial statements contained in Part II. Item 8. of this report.

Cash Flow for the Years Ended December 31, 2023 and 2022

During the year ended December 31, 2023, our cash and cash equivalents increased $4.2 million compared to an increase of $21.0 million during the prior year. The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
(in millions)	2023	2022	Amount of Change
Net cash flow (used in) provided by:
Operating activities	$128.7	$77.6	$51.1
Investing activities	(11.2)	(9.3)	(1.9)

Net (repayments) borrowings	(87.5)	16.9	(104.4)
Dividends paid	(28.5)	(28.6)	0.1
All other financing	(1.7)	(36.6)	34.9
Financing activities	(117.7)	(48.3)	(69.4)
Effect of foreign exchange rate changes on cash and cash equivalents	4.4	1.0	3.4
Net increase in cash and cash equivalents	$4.2	$21.0	$(16.8)

Cash Flow from Operating Activities

Cash provided by operating activities during the twelve months ended December 31, 2023, increased $51.1 million compared to the prior year. The increase in cash provided by operating activities was driven by lower cash payments for operating expenses in 2023 compared to the prior year, which was partially offset by higher cash payments for interest and taxes and an increase in cash used for investments in our trade working capital, which includes accounts receivable, inventory and accounts payable.

Cash Flow from Investing Activities

Cash used by investing activities during the twelve months ended December 31, 2023, increased $1.9 million compared to the prior year. The increase was primarily due to proceeds from the sale of our Ogdensburg, New York facility of $6.6 million in the prior year, exceeding proceeds from the sale of our facility in Japan of $2.2 million in the current year. Partially offsetting this was a reduction in capital expenditures of $2.7 million.

Cash Flow from Financing Activities

Cash used by financing activities during the twelve months ended December 31, 2023, increased $69.4 million compared to the prior year. During the current year we used $87.5 million of cash to pay down our net borrowings and during the prior year we had a cash inflow from an increase in debt of $16.9 million. During the prior year we used cash to repurchase shares of $19.4 million and paid a contingent earnout of $17.8 million.

Capitalization

The Company had 94.9 million and 94.3 million shares of common stock outstanding as of December 31, 2023, and 2022, respectively.

Adequacy of Liquidity Sources

Based on our 2024 business plan and current forecasts, we believe that cash flow from operations, our current cash balance and borrowings available under our Revolving Facility will be adequate to support our requirements for working capital, capital expenditures, dividend payments, share repurchases and debt service in both the short and long-term. Our future operating performance is dependent on many factors, some of which are beyond our control, including prevailing economic, financial and industry conditions. For further information on these risks, see "Part I, Item1A. Risk Factors" of this report.

Off-Balance-Sheet Arrangements and Contractual Financial Obligations

The Company does not have any material off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Our contractual obligations and related payments by period as of December 31, 2023 were as follows:

(in millions)	2024	2025 - 2026	2027 - 2028	Thereafter	Total
Debt	$36.7	$313.9	$—	$575.0	$925.6
Interest on debt(1)	45.6	71.9	48.9	5.1	171.5
Operating lease obligations(2)	26.6	44.2	26.8	25.5	123.1
Purchase obligations(3)	102.1	10.0	0.3	0.1	112.5
Transition Toll Tax(4)	7.7	9.6	—	—	17.3
Other long-term liabilities(5)	16.0	15.6	15.7	38.9	86.2
Total	$234.7	$465.2	$91.7	$644.6	$1,436.2

(1)
Interest calculated at December 31, 2023, rates for variable rate debt.
(2)
For further information on leases, see "Note 4. Leases" to the consolidated financial statements contained in Item 8. of this report.
(3)
Purchase obligations primarily consist of contracts and non-cancelable purchase orders for raw materials and finished goods.
(4)
The U.S. Tax Cuts and Jobs Act requires companies to pay a one-time Transition Toll Tax, which is payable over eight years.
(5)
Other long-term liabilities consist of estimated expected employer contributions for 2024, along with estimated future payments for pension and post-retirement plans that are not paid from assets held in a plan trust.

Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2023, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $28.0 million of unrecognized tax benefits have been excluded from the contractual obligations table above. For further information, see "Note 11. Income Taxes" to the consolidated financial statements contained in Part II. Item 8. of this report.

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

Effective January 1, 2023, we changed the indefinite-lived Leitz® trade name to an amortizable intangible asset and began amortizing the trade name on a straight-line basis over a life of 30 years. The change was made as a result of decisions regarding the Company's future use of the trade name.

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

We test goodwill for impairment annually, during the second quarter, or any interim period when market or business events indicate there may be a potential adverse impact on goodwill. As permitted by GAAP, we may perform a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test as required by GAAP. We performed our annual assessment in the second quarter of 2023, on a qualitative basis, and concluded that it was not more likely than not that the fair value of any reporting unit was less than its carrying amount.

During the fourth quarter of 2023, our forecasted cash flows for our North America reporting unit further declined, including lower demand for our technology accessories, due to a weaker macroeconomic environment, as well as tight inventory management by retail customers. As a result, we identified a triggering event indicating it was more likely than not that an impairment loss had been incurred. Accordingly, as of December 31, 2023, we completed an impairment assessment, on a quantitative basis, for goodwill for each of our three reporting units. The result of our assessment was that the fair value of the North America reporting unit did not exceed its carrying value resulting in an impairment charge of $89.5 million. The result of our assessments for the International and EMEA reporting units was that the fair value of each exceeded its carrying values by approximately ten percent and greater than fifty percent, respectively, and we concluded that no impairment existed.

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

The discount rate assumptions used to determine the pension and post-retirement obligations of the benefit plans are based on a spot-rate yield curve that matches projected future benefit payments with the appropriate interest rate applicable to the timing of the projected future benefit payments. For the majority of the obligations, the assumed discount rates reflect market rates for high-quality corporate bonds currently available and were determined by constructing a yield curve based on a large population of high-quality corporate bonds. Where the corporate bond market is not sufficiently deep, government bond yields are used instead. The resulting discount rates reflect the matching of plan liability cash flows to the yield curves.

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

Pension expense was $2.8 million and pension income was $3.1 million and $5.4 million for the years ended December 31, 2023, 2022, and 2021, respectively. Post-retirement income was $0.3 million for the year ended December 31, 2023, and $0.4 million for each of the years ended December 31, 2022 and 2021. The increase in pension expense was due to higher discount rates in our pension plans.

The weighted average assumptions used to determine benefit obligations for the years ended December 31, 2023, 2022, and 2021 were as follows:

	Pension						Post-retirement
	U.S.			International
	2023	2022	2021	2023	2022	2021	2023	2022	2021
Discount rate	5.0%	5.1%	2.9%	4.2%	4.5%	1.8%	4.8%	3.8%	2.4%
Rate of compensation increase	N/A	N/A	N/A	2.9%	3.0%	3.0%	N/A	N/A	N/A

The weighted average assumptions used to determine net periodic benefit cost for the years ended December 31, 2023, 2022 and 2021 were as follows:

	Pension						Post-retirement
	U.S.			International
	2023	2022	2021	2023	2022	2021	2023	2022	2021
Discount rate	5.1%	2.9%	3.1%	4.5%	1.8%	1.0%	5.0%	2.4%	2.2%
Expected long-term rate of return	7.5%	6.5%	6.8%	6.9%	4.0%	4.0%	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	3.0%	3.0%	2.7%	N/A	N/A	N/A

In 2024, we expect pension income of approximately $0.3 million and post-retirement expense of approximately $2.5 million.

A 25-basis point decrease (0.25 percent) in our discount rate assumption would lead to a decrease in our pension and post-retirement expense of approximately $0.2 million for 2024. A 25-basis point change in our long-term rate of return assumption would lead to an increase or decrease in pension and post-retirement expense of approximately $1.2 million for 2024.

Pension and post-retirement liabilities of $157.6 million as of December 31, 2023, increased from $155.5 million at December 31, 2022. The increase was primarily due to updated assumptions and foreign exchange, partly offset by cash contributions.

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

SUPPLEMENTAL NON-GAAP FINANCIAL MEASURES

To supplement our consolidated financial statements presented in accordance with GAAP, we provide investors with certain non-GAAP financial measures, including comparable sales. Comparable sales represent net sales excluding the impact of material acquisitions and with current-period foreign operation sales translated at prior-year currency rates. We sometimes refer to comparable sales as comparable net sales.

We use comparable sales both to explain our results to stockholders and the investment community and in the internal evaluation and management of our business. We believe comparable sales provide management and investors with a more complete understanding of our underlying operational results and trends, facilitate meaningful period-to-period comparisons and enhance an overall understanding of our past and future financial performance. Comparable sales should not be considered in isolation or as a substitute for, or superior to, GAAP net sales and should be read in connection with the Company's consolidated financial statements presented in accordance with GAAP and contained in Part II. Item 8 of this report.

The following tables provide a reconciliation of GAAP net sales as reported to non-GAAP comparable sales by segment:

	Comparable Sales - Year Ended December 31, 2023
		Non-GAAP

(in millions)	GAAP Net Sales	Currency Translation	Comparable Sales
ACCO Brands North America	$887.2	$(3.9)	$891.1
ACCO Brands EMEA	547.2	5.5	541.7
ACCO Brands International	398.4	9.7	388.7
Total	$1,832.8	$11.3	$1,821.5

	Amount of Change - Year Ended December 31, 2023 compared to the Year Ended December 31, 2022
	$ Change - Net Sales
		Non-GAAP

(in millions)	GAAP Net Sales Change	Currency Translation	Comparable Sales
ACCO Brands North America	$(110.8)	$(3.9)	$(106.9)
ACCO Brands EMEA	(33.1)	5.5	(38.6)
ACCO Brands International	29.1	9.7	19.4
Total	$(114.8)	$11.3	$(126.1)

	% Change - Net Sales
		Non-GAAP

	GAAP Net Sales Change	Currency Translation	Comparable Sales
ACCO Brands North America	(11.1)%	(0.4)%	(10.7)%
ACCO Brands EMEA	(5.7)%	1.0%	(6.7)%
ACCO Brands International	7.9%	2.6%	5.3%
Total	(5.9)%	0.6%	(6.5)%

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

See also "Part I. Item 1A. Risk Factors" of this report.

Foreign Exchange Risk Management

We enter into forward foreign currency contracts to reduce the effect of fluctuating foreign currencies, primarily on foreign inventory purchases and intercompany loans, which create foreign exchange exposure relative to the trading currency of the foreign operating unit. Our primary exposure to currency movements is in the Euro, the Swedish krona, the British pound, the Brazilian real, the Australian dollar, the Canadian dollar, and the Mexican peso. Principal currencies hedged against the U.S. dollar include the Euro, Australian dollar, Canadian dollar, Swedish krona and British pound. Increases and decreases in the fair market values of our forward contracts are expected to be offset by gains/losses in recognized net underlying foreign currency transactions or loans. Notional amounts of outstanding foreign currency forward exchange contracts were $182.5 million and $187.8 million at December 31, 2023, and 2022, respectively. The net fair value of these foreign currency contracts was $(0.4) million and $1.7 million at December 31, 2023, and 2022, respectively. At December 31, 2023, a 10-percent unfavorable exchange rate movement in our portfolio of foreign currency forward contracts would have reduced our unrealized gains $16.4 million. Consistent with the use of these contracts to neutralize the effect of exchange rate fluctuations, such unrealized losses or gains would be offset by corresponding gains or losses, respectively, in the remeasurement of the underlying transactions being hedged. When taken together, we believe these forward contracts and the offsetting underlying commitments do not create material market risk.

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

As of December 31, 2023, the applicable rate on Euro, Australian and Canadian dollar loans was 2.00 percent and the applicable rate on Base Rate loans was 1.00 percent. Undrawn amounts under the Revolving Facility are subject to a commitment fee rate of 0.20 percent to 0.50 percent per annum, depending on the Company’s Consolidated Leverage Ratio. As of December 31, 2023, the commitment fee rate was 0.35 percent.

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

The following table summarizes information about our major debt components as of December 31, 2023, including the principal cash payments and interest rates.

Debt Obligations

	Stated Maturity Date
(in millions)	2024	2025	2026	2027	2028	Thereafter	Total	Fair Value
Long term debt:
Fixed rate Senior Unsecured Notes, due March 2029	$—	$—	$—	$—	$—	$575.0	$575.0	$520.4
Fixed interest rate						4.25%
Euro Senior Secured Term Loan A, due March 2026	$19.3	$24.3	$174.6	$—	$—	$—	$218.2	$218.2
USD Senior Secured Term Loan A, due March 2026	$6.9	$8.7	$62.4	$—	$—	$—	$78.0	$78.0
Australian Dollar Senior Secured Term Loan A, due March 2026	$2.9	$3.6	$26.0	$—	$—	$—	$32.5	$32.5
U.S. Dollar Senior Secured Revolving Credit Facility, due March 2026	$7.3	$—	$—	$—	$—	$—	$7.3	$7.3
Australian Dollar Senior Secured Revolving Credit Facility, due March 2026	$—	$—	$14.3	$—	$—	$—	$14.3	$14.3
Average variable interest rate(1)	6.35%	6.35%	6.35%

(1)
Rates presented are as of December 31, 2023.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
ACCO Brands Corporation:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of ACCO Brands Corporation and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement schedule II - Valuation and Qualifying Accounts and Reserves (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Write-down of certain finished goods inventory for obsolete and slow-moving items

As discussed in Notes 2 and 7 to the consolidated financial statements, the finished goods inventory balance as of December 31, 2023 was $272.7 million. The Company records inventory at the lower of cost (principally first-in, first-out) or net realizable value. The write-down of inventory for obsolete and slow-moving inventory items (OSMI) is recorded based on write-down percentages applied to certain finished goods inventory.

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

Goodwill Impairment Assessment of North America Reporting Unit

As discussed in Note 9 to the consolidated financial statements, the carrying value of goodwill as of December 31, 2023 was $590 million, of which $258.5 million related to the North America reporting unit. The Company performs a goodwill impairment assessment on an annual basis during the second quarter of each fiscal year and whenever circumstances or other events occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Reporting units are tested for impairment by comparing the fair value of each reporting unit with its carrying amount. If the fair value of a reporting unit exceeds the carrying value of the net assets assigned to it, goodwill is not considered impaired and no further testing is required. If the carrying amount exceeds the fair value, an impairment loss is recorded. Management generally uses a combination of both a discounted cash flows and a market approach to estimate the fair value of reporting units. During 2023, the Company performed a qualitative assessment for its annual impairment evaluation as of May 31, 2023. During the fourth quarter of 2023, the Company identified a triggering event and performed a quantitative assessment as of December 31, 2023 and concluded that an impairment of $89.5 million relating to the North America reporting unit existed.

We identified the evaluation of the recoverability of the carrying value of goodwill for the North America reporting unit as of December 31, 2023 as a critical audit matter. Specifically, our evaluation of certain assumptions, including forecasted revenue projections and the discount rate, required a high degree of auditor judgment as they were based on subjective determinations of future market and economic conditions. The assumptions were challenging to audit as changes to the assumptions could have had a significant effect on the Company’s assessment of the fair value of the reporting unit and the amount of impairment recorded or whether an impairment existed. Additionally, the audit effort associated with the evaluation of the discount rate required specialized skills and knowledge.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s goodwill impairment assessment process including controls over the revenue projections and the discount rate. We evaluated the Company’s forecasted revenue growth rates for the North America reporting unit, by comparing it to the Company’s prior quantitative impairment forecast, historical growth rates including current year actual results, arrangements with customers, and inflation rate factors. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the Company’s selection of the discount rate, by comparing it to discount rate ranges that were independently developed using publicly available market data. They also assisted in performing a sensitivity analysis to assess the impact of possible changes to the discount rate.

/s/ KPMG LLP

We have served as the Company’s auditor since 2009.

Chicago, Illinois

February 23, 2024

ACCO Brands Corporation and Subsidiaries

Consolidated Balance Sheets

	December 31, 2023	December 31, 2022
(in millions)
Assets
Current assets:
Cash and cash equivalents	$66.4	$62.2
Accounts receivable less allowances of $22.9 and $26.6, respectively	430.7	384.1
Inventories	327.5	395.2
Other current assets	30.8	40.8
Total current assets	855.4	882.3
Total property, plant and equipment	599.6	589.2
Less: accumulated depreciation	(429.5)	(404.1)
Property, plant and equipment, net	170.1	185.1
Right of use asset, leases	91.0	88.8
Deferred income taxes	104.7	99.7
Goodwill	590.0	671.5
Identifiable intangibles, net of accumulated amortization of $429.5 and $380.7, respectively	815.7	847.0
Other non-current assets	17.9	20.3
Total assets	$2,644.8	$2,794.7
Liabilities and Stockholders' Equity
Current liabilities:
Notes payable	$0.2	$10.3
Current portion of long-term debt	36.5	49.7
Accounts payable	183.7	239.5
Accrued compensation	53.3	38.3
Accrued customer program liabilities	104.0	103.3
Lease liabilities	20.5	21.2
Other current liabilities	143.8	126.7
Total current liabilities	542.0	589.0
Long-term debt, net of debt issuance costs of $6.7 and $8.4, respectively	882.2	936.5
Long-term lease liabilities	76.8	75.2
Deferred income taxes	125.6	144.1
Pension and post-retirement benefit obligations	157.6	155.5
Other non-current liabilities	73.6	84.3
Total liabilities	1,857.8	1,984.6
Stockholders' equity:
Common stock, $0.01 par value, 200,000,000 shares authorized; 99,819,679 and 98,851,581 shares issued and 94,925,652 and 94,260,926 outstanding, respectively	1.0	1.0
Treasury stock, 4,894,027 and 4,590,655 shares, respectively	(45.1)	(43.4)
Paid-in capital	1,913.4	1,897.2
Accumulated other comprehensive loss	(526.3)	(540.3)
Accumulated deficit	(556.0)	(504.4)
Total stockholders' equity	787.0	810.1
Total liabilities and stockholders' equity	$2,644.8	$2,794.7

See notes to consolidated financial statements.

ACCO Brands Corporation and Subsidiaries

Consolidated Statements of (Loss) Income

	Year Ended December 31,
(in millions, except per share data)	2023	2022	2021
Net sales	$1,832.8	$1,947.6	$2,025.3
Cost of products sold	1,234.5	1,395.3	1,410.4
Gross profit	598.3	552.3	614.9
Operating costs and expenses:
Selling, general and administrative expenses	393.5	376.7	392.6
Amortization of intangibles	43.4	41.5	46.3
Restructuring charges	27.2	9.6	6.0
Goodwill impairment	89.5	98.7	—
Change in fair value of contingent consideration	—	(9.0)	19.0
Total operating costs and expenses	553.6	517.5	463.9
Operating income	44.7	34.8	151.0
Non-operating expense (income):
Interest expense	58.6	45.6	46.3
Interest income	(7.1)	(8.3)	(1.9)
Non-operating pension expense (income)	1.8	(4.5)	(7.9)
Other expense (income), net	4.5	(12.9)	3.1
(Loss) income before income tax	(13.1)	14.9	111.4
Income tax expense	8.7	28.1	9.5
Net (loss) income	$(21.8)	$(13.2)	$101.9

Per share:
Basic (loss) income per share	$(0.23)	$(0.14)	$1.07
Diluted (loss) income per share	$(0.23)	$(0.14)	$1.05

Weighted average number of shares outstanding:
Basic	95.3	95.3	95.5
Diluted	95.3	95.3	97.1
See notes to consolidated financial statements.

ACCO Brands Corporation and Subsidiaries

Consolidated Statements of Comprehensive (Loss) Income

	Year Ended December 31,
(in millions)	2023	2022	2021
Net (loss) income	$(21.8)	$(13.2)	$101.9
Other comprehensive income (loss), net of tax:
Unrealized (loss) gain on derivative instruments, net of tax benefit (expense) of $0.6, $1.4 and $(3.0), respectively	(1.8)	(2.9)	7.1
Foreign currency translation adjustments, net of tax benefit (expense) of $0.8, $3.8 and $(2.3), respectively	30.3	(37.9)	(23.4)
Recognition of deferred pension and other post-retirement items, net of tax benefit (expense) of $4.7, $(15.5) and $(12.3), respectively	(14.5)	36.0	45.0
Other comprehensive income (loss), net of tax:	14.0	(4.8)	28.7

Comprehensive (loss) income	$(7.8)	$(18.0)	$130.6

See notes to consolidated financial statements.

ACCO Brands Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
(in millions)	2023	2022	2021
Operating activities
Net (loss) income	$(21.8)	$(13.2)	$101.9
Amortization of inventory step-up	—	—	3.0
Payments of contingent consideration	—	(9.2)	—
(Gain) loss on disposal of assets	(0.3)	(3.6)	0.1
Deferred income tax (benefit) expense	(20.1)	1.3	(21.0)
Change in fair value of contingent liability	—	(9.0)	19.0
Depreciation	32.7	37.9	39.4
Amortization of debt issuance costs	3.0	2.7	2.8
Amortization of intangibles	43.4	41.5	46.3
Stock-based compensation	14.8	9.5	15.2
Loss on debt extinguishment	—	—	3.7
Non-cash charge for goodwill impairment	89.5	98.7	—
Changes in operating assets and liabilities:
Accounts receivable	(38.6)	31.6	(77.6)
Inventories	85.5	23.2	(131.8)
Other assets	5.9	0.4	(1.2)
Accounts payable	(68.0)	(66.0)	131.2
Accrued expenses and other liabilities	18.2	(57.5)	26.3
Accrued income taxes	(15.5)	(10.7)	2.3
Net cash provided by operating activities	128.7	77.6	159.6
Investing activities
Additions to property, plant and equipment	(13.8)	(16.5)	(21.2)
Proceeds from the disposition of assets	2.6	7.2	—
Cost of acquisitions, net of cash acquired	—	—	15.4
Net cash used by investing activities	(11.2)	(9.3)	(5.8)
Financing activities
Proceeds from long-term borrowings	121.9	236.7	659.7
Repayments of long-term debt	(199.2)	(220.5)	(766.3)
Repayments of notes payable, net	(10.2)	0.7	3.7
Payment for debt premium	—	—	(9.8)
Payments for debt issuance costs	—	(1.2)	(10.5)
Dividends paid	(28.5)	(28.6)	(25.8)
Payments of contingent consideration	—	(17.8)	(0.4)
Repurchases of common stock	—	(19.4)	—
Payments related to tax withholding for stock-based compensation	(1.7)	(2.5)	(0.9)
Proceeds from the exercise of stock options	—	4.3	3.1
Net cash used by financing activities	(117.7)	(48.3)	(147.2)
Effect of foreign exchange rate changes on cash and cash equivalents	4.4	1.0	(2.0)
Net increase in cash and cash equivalents	4.2	21.0	4.6
Cash and cash equivalents
Beginning of the period	$62.2	$41.2	$36.6
End of the period	$66.4	$62.2	$41.2
Cash paid during the year for:
Interest	$55.6	$42.6	$37.6
Income taxes	$44.3	$37.5	$28.0

See notes to consolidated financial statements.

ACCO Brands Corporation and Subsidiaries

Consolidated Statements of Stockholders’ Equity

						Accumulated Other
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Accumulated
(in millions)	Shares	Value	Capital	Shares	Value	Income (Loss)	Deficit	Total
Balance at December 31, 2020	99.1	$1.0	$1,883.1	4.2	$(39.9)	$(564.2)	$(537.3)	$742.7
Net income	—	—	—	—	—	—	101.9	101.9
Gain on derivative financial instruments, net of tax	—	—	—	—	—	7.1	—	7.1
Translation impact, net of tax	—	—	—	—	—	(23.4)	—	(23.4)
Pension and post-retirement adjustment, net of tax	—	—	—	—	—	45.0	—	45.0
Stock-based compensation	—	—	16.0	—	—	—	(0.8)	15.2
Common stock issued, net of shares withheld for employee taxes	1.0	—	3.1	0.1	(0.9)	—	—	2.2
Dividends declared $0.270 per share	—	—	—	—	—	—	(25.8)	(25.8)
Other	—	—	—	—	(0.1)	—	—	(0.1)
Balance at December 31, 2021	100.1	$1.0	$1,902.2	4.3	$(40.9)	$(535.5)	$(462.0)	$864.8
Net loss	—	—	—	—	—	—	(13.2)	(13.2)
Loss on derivative financial instruments, net of tax	—	—	—	—	—	(2.9)	—	(2.9)
Translation impact, net of tax	—	—	—	—	—	(37.9)	—	(37.9)
Pension and post-retirement adjustment, net of tax	—	—	—	—	—	36.0	—	36.0
Common stock repurchases	(2.7)	—	(19.4)	—	—	—	—	(19.4)
Stock-based compensation	—	—	10.0	—	—	—	(0.5)	9.5
Common stock issued, net of shares withheld for employee taxes	1.5	—	4.3	0.3	(2.5)	—	—	1.8
Dividends declared $0.300 per share	—	—	—	—	—	—	(28.6)	(28.6)
Other	—	—	0.1	—	—	—	(0.1)	—
Balance at December 31, 2022	98.9	$1.0	$1,897.2	4.6	$(43.4)	$(540.3)	$(504.4)	$810.1
Net loss	—	—	—	—	—	—	(21.8)	(21.8)
Loss on derivative financial instruments, net of tax	—	—	—	—	—	(1.8)	—	(1.8)
Translation impact, net of tax	—	—	—	—	—	30.3	—	30.3
Pension and post-retirement adjustment, net of tax	—	—	—	—	—	(14.5)	—	(14.5)
Stock-based compensation	—	—	16.3	—	—	—	(1.5)	14.8
Common stock issued, net of shares withheld for employee taxes	0.9	—	—	0.3	(1.7)	—	—	(1.7)
Dividends declared, $0.300 per share	—	—	—	—	—	—	(28.5)	(28.5)
Other	—	—	(0.1)	—	—	—	0.2	0.1
Balance at December 31, 2023	99.8	$1.0	$1,913.4	4.9	$(45.1)	$(526.3)	$(556.0)	$787.0

See notes to consolidated financial statements.

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements

1. Basis of Presentation

As used in this Annual Report on Form 10-K for the fiscal year ended December 31, 2023, the terms "ACCO Brands," "ACCO," the "Company," "we," "us," and "our" refer to ACCO Brands Corporation, a Delaware corporation incorporated in 2005, and its consolidated domestic and international subsidiaries.

The management of ACCO Brands Corporation is responsible for the accuracy and internal consistency of the preparation of the consolidated financial statements and notes contained in this Annual Report on Form 10-K. The Company may, from time to time, reclassify certain amounts relating to its prior period disclosures to conform to its current period presentation within the notes to the consolidated financial statements.

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

We capitalize interest for major capital projects. Capitalized interest is added to the cost of the underlying assets and is depreciated over the useful lives of those assets. We did not capitalize any interest for the years ended December 31, 2023, 2022, and 2021.

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

We performed our annual assessment, in the second quarter of 2023, on a qualitative basis, and concluded that it was not more likely than not that the fair value of any indefinite-lived intangible was less than its carrying amount. In addition, we have not identified a triggering event through December 31, 2023 that more likely than not would result in impairment.

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

We test goodwill for impairment annually, during the second quarter, or any interim period when market or business events indicate there may be a potential adverse impact on goodwill. As permitted by GAAP, we may perform a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test as required by GAAP. We performed our

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

annual assessment in the second quarter of 2023, on a qualitative basis, and concluded that it was not more likely than not that the fair value of any reporting unit was less than its carrying amount.

During the fourth quarter of 2023, our forecasted cash flows for our North America reporting unit further declined, including lower demand for our technology accessories, due to a weaker macroeconomic environment as well as tight inventory management by retail customers. As a result, we identified a triggering event indicating it was more likely than not that an impairment loss had been incurred. Accordingly, as of December 31, 2023, we completed an impairment assessment, on a quantitative basis, for goodwill for each of our three reporting units. The result of our assessment was that the fair value of the North America reporting unit did not exceed its carrying value resulting in an impairment charge of $89.5 million. The result of our assessment for the International and EMEA reporting units was that the fair value of each exceeded its carrying values by approximately ten percent and greater than fifty percent, respectively, and we concluded that no impairment existed.

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

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2023, the Company has recorded $4.0 million of deferred taxes on approximately $249.2 million of unremitted earnings of non-U.S. subsidiaries that may be remitted to the U.S. The Company has approximately $272.7 million of additional unremitted earnings of non-U.S. subsidiaries, which are indefinitely reinvested and for which no deferred taxes have been provided.

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

Service or Extended Maintenance Agreements ("EMAs"): Depending on the terms of the EMA, we may defer recognition of the consideration received for any unsatisfied obligations. We use an observable price to determine the stand-alone selling price for separate performance obligations or an estimated cost plus margin approach, for our separately priced service/maintenance agreements that extend mechanical and maintenance coverage beyond our base warranty coverage to our Print Finishing Solutions customers. These agreements range in duration from three to sixty months, however, most agreements are one year or less. We generally receive payment at inception of the EMAs and recognize revenue over the term of the agreement on a straight-line basis.

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

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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

Advertising Expenses

Advertising expenses were $102.7 million, $108.8 million and $117.4 million for the years ended December 31, 2023, 2022 and 2021, respectively. These costs primarily include, but are not limited to, cooperative advertising and promotional allowances as described in "Customer Program Costs" above, and are principally expensed as incurred.

Warranty Reserves

We offer our customers various warranty terms based on the type of product that is sold. Estimated future obligations related to products sold under these warranty terms are provided by charges to cost of products sold in the same period in which the related revenue is recognized.

Research and Development Expenses

Research and development expenses were $25.8 million, $26.3 million and $26.6 million for the years ended December 31, 2023, 2022 and 2021, respectively, are classified as SG&A expenses and are charged to expense as incurred.

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

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. The ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. This ASU is effective for annual periods beginning after December 15, 2023, and for interim periods beginning after December 15, 2024, with early adoption permitted. We are evaluating the effect this guidance will have on our segment disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the income tax disclosures to provide information to better assess how an entity’s operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. This ASU is effective for annual periods beginning after December 15, 2024, with early adoption permitted. We are evaluating the effect this guidance will have on our tax disclosures.

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

There were no other recently issued accounting standards that are expected to have an impact on the Company’s financial condition, results of operations or cash flow.

Recently Adopted Accounting Standards

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), which provides optional expedients and exceptions for applying current GAAP to contracts, hedging relationships, and other transactions affected by the transition from the use of LIBOR to an alternative reference rate. Effective in the fourth quarter of 2022, the Company adopted this standard. The adoption of this standard did not have a material impact on our consolidated financial statements.

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

There were no other accounting standards that were adopted in 2023, 2022, and 2021 that had a material effect on the Company’s financial condition, results of operations or cash flow.

3. Long-term Debt and Short-term Borrowings

Notes payable and long-term debt, listed in order of the priority of security interests in assets of the Company, consisted of the following as of December 31, 2023 and 2022:

(in millions)	December 31, 2023	December 31, 2022
Euro Senior Secured Term Loan A, due March 2026 (floating interest rate of 5.93% at December 31, 2023 and 3.90% at December 31, 2022)	$218.2	$227.4
USD Senior Secured Term Loan A, due March 2026 (floating interest rate of 7.50% at December 31, 2023 and 6.40% at December 31, 2022)	78.0	84.4
Australian Dollar Senior Secured Term Loan A, due March 2026 (floating interest rate of 6.42% at December 31, 2023 and 5.30% at December 31, 2022)	32.5	34.9
U.S. Dollar Senior Secured Revolving Credit Facility, due March 2026 (floating interest rate of 7.40% at December 31, 2023 and 6.36% at December 31, 2022)	7.3	58.6
Australian Dollar Senior Secured Revolving Credit Facility, due March 2026 (floating interest rate of 6.42% at December 31, 2023 and 5.18% at December 31, 2022)	14.3	14.2
Senior Unsecured Notes, due March 2029 (fixed interest rate of 4.25%)	575.0	575.0
Other borrowings	0.3	10.4
Total debt	925.6	1,004.9
Less:
Current portion	36.7	60.0
Debt issuance costs, unamortized	6.7	8.4
Long-term debt, net	$882.2	$936.5

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

Notes to Consolidated Financial Statements (Continued)

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

The current maturity of the Credit Agreement, as amended, is March 31, 2026 and the current pricing is as follows:

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

As of December 31, 2023, the applicable rate on Euro, Australian and Canadian dollar loans was 2.00 percent and the applicable rate on Base Rate loans was 1.00 percent. Undrawn amounts under the Revolving Facility are subject to a commitment fee rate of 0.20 percent to 0.50 percent per annum, depending on the Company's Consolidated Leverage Ratio. As of December 31, 2023, the commitment fee rate was 0.35 percent.

As of December 31, 2023, there was $21.6 million in borrowings outstanding under the Revolving Facility ($7.3 million reported in "Current portion of long-term debt" and $14.3 million reported in "Long-term debt, net"), and the amount available for borrowings was $565.7 million (allowing for $12.7 million of letters of credit outstanding on that date).

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Amortization

The outstanding principal amounts under the Term Loan Facility are payable in quarterly installments in an amount representing, on an annual basis, 1.875 percent of the initial aggregate principal amount of such loan facility and increasing to 2.50 percent in June 2025.

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

Financial Covenants

As of December 31, 2023, our Consolidated Leverage Ratio was approximately 3.42 to 1.00 versus our maximum covenant of 4.25 to 1.00. Our Interest Coverage Ratio was approximately 5.18 to 1.00 versus the minimum financial covenant of 3.00 to 1.00.

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

Compliance with Loan Covenants

As of and for the periods ended December 31, 2023, and December 31, 2022, the Company was in compliance with all applicable loan covenants under its senior secured credit facilities and the Senior Unsecured Notes.

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

4. Leases

The Company leases its corporate headquarters, various other facilities for distribution, manufacturing, and offices, as well as vehicles, forklifts and other equipment. The Company determines if an arrangement is a lease at inception. Leases are included in "Right of use asset, leases" ("ROU Assets"), and the current portion of the lease liability is included in "Lease liabilities" and the non-current portion is included in "Long-term lease liabilities" in the Consolidated Balance Sheet. The Company currently has an immaterial amount of financing leases and leases with terms of more than one month and less than 12 months. ROU Assets and lease liabilities are recognized based on the present value of lease payments over the lease term. Because most of the Company’s leases do not provide an implicit rate of return, the Company uses its incremental collateralized borrowing rate, on a regional basis, in determining the present value of lease payments. The incremental borrowing rate is dependent upon duration of the lease and has been segmented into three groups of time. All leases within the same region and the same group of time, share the same incremental borrowing rate. The Company has lease agreements with lease and non-lease components, which are combined for accounting purposes for all classes of assets except information technology equipment.

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The components of lease expense for the years ended December 31, 2023, 2022, and 2021, were as follows:

(in millions)	2023	2022	2021
Operating lease cost	$28.6	$29.5	$29.7
Sublease income	(2.5)	(2.4)	(1.9)
Total lease cost	$26.1	$27.1	$27.8

Other information related to leases for the years ended December 31, 2023, and 2022 was as follows:

(in millions, except lease term and discount rate)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$29.8	$30.5
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$23.2	$11.4

Weighted average remaining lease term:
Operating leases	6 years

Weighted average discount rate:
Operating leases	5.2%

Future minimum lease payments, net of sub-lease income, for all non-cancelable leases as of December 31, 2023 were as follows:

(in millions)	Operating Leases
2024	$26.6
2025	24.4
2026	19.8
2027	14.5
2028	12.3
Thereafter	25.5
Total minimum lease payments	123.1
Less imputed interest	25.8
Future minimum payments for leases, net of sublease rental income and imputed interest	$97.3

5. Pension and Other Retiree Benefits

We have a number of pension plans, principally in Germany, the U.K. and the U.S. The plans provide for payment of retirement benefits, primarily commencing between the ages of 60 and 65, and also for payment of certain disability and severance benefits. After meeting certain qualifications, an employee acquires a vested right to future benefits. The benefits payable under the plans are generally determined based on an employee’s length of service and earnings. The majority of these plans have been frozen and are no longer accruing additional service benefits. Cash contributions to the plans are made as necessary to ensure legal funding requirements are satisfied. The ACCO Brands Corporation Pension Plan was fully and permanently frozen as of December 31, 2021. In 2019, the Esselte U.K. plan was frozen and merged with the legacy ACCO U.K. plan, which was frozen on September 30, 2012.

As of December 31, 2016, all of our Canadian pension plans were frozen. Effective July 1, 2022, the Company announced its plan to terminate the Canadian pension plans. During 2023, we recognized a settlement cost of $0.7 million due as lump sum payments exceeded the settlement threshold. We expect the termination of the Canadian pension plans to be finalized in 2024.

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Our German Esselte Leitz Pension Plan had an unfunded liability of $109.9 million and $103.0 million for the years ended December 31, 2023, and 2022, respectively. As is customary, there are no plans to, and there is no requirement to, fund the German Pension Plan other than to meet the current liabilities.

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

The following table sets forth our defined benefit pension and post-retirement plans funded status and the amounts recognized in our Consolidated Balance Sheets:

	Pension				Post-retirement
	U.S.		International
(in millions)	2023	2022	2023	2022	2023	2022
Change in projected benefit obligation (PBO)
Projected benefit obligation at beginning of year	$162.3	$212.5	$441.1	$673.6	$3.2	$4.3
Service cost	—	—	0.5	1.0	—	—
Interest cost	7.9	4.9	20.0	9.6	0.2	0.1
Actuarial loss (gain)	3.2	(45.2)	14.6	(158.7)	0.1	(0.6)
Participants’ contributions	—	—	0.1	0.1	—	—
Benefits paid	(10.8)	(9.9)	(27.0)	(25.7)	(0.3)	(0.4)
Settlement	—	—	(3.9)	—	—	—
Termination benefits	—	—	—	0.8	—	—
Foreign exchange rate changes	—	—	22.0	(59.6)	0.1	(0.2)
Projected benefit obligation at end of year	162.6	162.3	467.4	441.1	3.3	3.2
Change in plan assets
Fair value of plan assets at beginning of year	140.2	180.9	306.4	481.7	—	—
Actual return on plan assets	13.6	(33.3)	18.9	(117.2)	—	—
Employer contributions	2.5	2.5	14.1	13.4	0.3	0.4
Participants’ contributions	—	—	0.1	0.1	—	—
Benefits paid	(10.8)	(9.9)	(27.0)	(25.7)	(0.3)	(0.4)
Settlement	—	—	(4.0)	—	—	—
Foreign exchange rate changes	—	—	16.4	(45.9)	—	—
Fair value of plan assets at end of year	145.5	140.2	324.9	306.4	—	—
Funded status (Fair value of plan assets less PBO)	$(17.1)	$(22.1)	$(142.5)	$(134.7)	$(3.3)	$(3.2)
Amounts recognized in the Consolidated Balance Sheets consist of:
Other non-current assets	$—	$—	$2.5	$2.8	$—	$—
Other current liabilities	—	—	7.5	6.9	0.3	0.4
Pension and post-retirement benefit obligations	17.1	22.1	137.5	130.6	3.0	2.8
Components of accumulated other comprehensive income (loss), net of tax:
Unrecognized actuarial loss (gain)	90.7	91.3	139.9	120.6	(3.6)	(4.2)
Unrecognized prior service cost	—	—	5.2	5.2	—	—

Pension and post-retirement benefit obligations of $157.6 million as of December 31, 2023, increased from $155.5 million as of December 31, 2022. The increase was primarily due to updated assumptions and foreign exchange, partly offset by cash contributions.

The accumulated benefit obligation for all pension plans was $625.1 million and $598.1 million at December 31, 2023 and 2022, respectively.

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The following table sets out information for pension plans with an accumulated benefit obligation in excess of plan assets:

	U.S.		International
(in millions)	2023	2022	2023	2022
Accumulated benefit obligation	$162.6	$162.3	$437.4	$406.1
Fair value of plan assets	145.5	140.2	297.2	273.7

The following table sets out information for pension plans with a projected benefit obligation in excess of plan assets:

	U.S.		International
(in millions)	2023	2022	2023	2022
Projected benefit obligation	$162.6	$162.3	$442.1	$411.3
Fair value of plan assets	145.5	140.2	297.2	273.7

The components of net periodic benefit (income) cost for pension and post-retirement plans for the years ended December 31, 2023, 2022, and 2021, were as follows:

	Year Ended December 31,
	Pension						Post-retirement
	U.S.			International
(in millions)	2023	2022	2021	2023	2022	2021	2023	2022	2021
Service cost	$—	$—	$0.5	$0.5	$1.0	$1.5	$—	$—	$—
Interest cost	7.9	4.9	4.5	20.0	9.6	6.3	0.2	0.1	0.1
Expected return on plan assets	(12.0)	(10.9)	(11.4)	(21.5)	(17.5)	(19.3)	—	—	—
Amortization of net loss (gain)	2.2	3.7	3.6	4.2	5.0	7.1	(0.5)	(0.5)	(0.5)
Amortization of prior service cost	—	—	0.1	0.3	0.3	0.3	—	—	—
Special termination benefit(1)	—	—	—	—	0.8	—	—	—	—
Curtailment loss(2)	—	—	1.4	—	—	—	—	—	—
Settlement loss	—	—	—	1.2	—	—	—	—	—
Net periodic benefit (income) cost (3)	$(1.9)	$(2.3)	$(1.3)	$4.7	$(0.8)	$(4.1)	$(0.3)	$(0.4)	$(0.4)
(1)
Special termination benefit of $0.8 million due to the plan wind-up of the ACCO Brands Canada Salaried and Hourly plans effective July 1, 2022. The plan wind-up is considered an irrevocable event that triggers special accounting, specifically a one-time special termination benefit. The plan wind-up is expected to be completed in 2024.
(2)
Curtailment loss of $1.4 million due to the pension benefit freeze for the Sidney group under the ACCO Brands Corporation Pension Plan.
(3)
The components of net periodic benefit (income) cost, other than service cost, are included in the line "Non-operating pension expense (income)" in the Consolidated Statements of Income (Loss).

Other changes in plan assets and benefit obligations that were recognized in accumulated other comprehensive income (loss) during the years ended December 31, 2023, 2022, and 2021 were as follows:

	Pension						Post-retirement
	U.S.			International
(in millions)	2023	2022	2021	2023	2022	2021	2023	2022	2021
Current year actuarial loss (gain)	$1.6	$(1.0)	$(10.3)	$17.2	$(23.9)	$(30.5)	$0.1	$(0.6)	$(0.5)
Amortization of actuarial (loss) gain	(2.2)	(3.7)	(3.6)	(5.2)	(5.1)	(7.1)	0.5	0.5	0.5
Amortization of prior service cost	—	—	(1.5)	(0.3)	(0.3)	(0.3)	—	—	—
Foreign exchange rate changes	—	—	—	7.5	(21.5)	(4.1)	(0.1)	0.2	—
Total recognized in other comprehensive (loss) income	(0.6)	(4.7)	(15.4)	19.2	(50.8)	(42.0)	0.5	0.1	—
Total recognized in net periodic benefit (income) cost and other comprehensive (loss) income	$(2.5)	$(7.0)	$(16.7)	$23.9	$(51.6)	$(46.1)	$0.2	$(0.3)	$(0.4)

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Assumptions

The weighted average assumptions used to determine benefit obligations for the years ended December 31, 2023, 2022, and 2021 were as follows:

	Pension						Post-retirement
	U.S.			International
	2023	2022	2021	2023	2022	2021	2023	2022	2021
Discount rate	5.0%	5.1%	2.9%	4.2%	4.5%	1.8%	4.8%	3.8%	2.4%
Rate of compensation increase	N/A	N/A	N/A	2.9%	3.0%	3.0%	N/A	N/A	N/A

The weighted average assumptions used to determine net periodic benefit (income) cost for the years ended December 31, 2023, 2022, and 2021 were as follows:

	Pension						Post-retirement
	U.S.			International
	2023	2022	2021	2023	2022	2021	2023	2022	2021
Discount rate	5.1%	2.9%	3.1%	4.5%	1.8%	1.0%	5.0%	2.4%	2.2%
Expected long-term rate of return	7.5%	6.5%	6.8%	6.9%	4.0%	4.0%	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	3.0%	3.0%	2.7%	N/A	N/A	N/A

The weighted average health care cost trend rates used to determine post-retirement benefit obligations and net periodic benefit (income) cost as of December 31, 2023, 2022, and 2021were as follows:

	Post-retirement
	2023	2022	2021
Health care cost trend rate assumed for next year	9%	6%	6%
Rate that the cost trend rate is assumed to decline (the ultimate trend rate)	7%	5%	5%
Year that the rate reaches the ultimate trend rate	2031	2030	2030

Plan Assets

The investment strategy for the Company is to optimize investment returns through a diversified portfolio of investments, taking into consideration underlying plan liabilities and asset volatility. Each plan has a different target asset allocation, which is reviewed periodically and is based on the underlying liability structure. The target asset allocation for our U.S. plan is 37 percent in equity securities, 57 percent in fixed income securities and 6 percent in alternative assets. The target asset allocation for non-U.S. plans is set by the local plan trustees.

Our pension plan weighted average asset allocations as of December 31, 2023 and 2022 were as follows:

	2023		2022
	U.S.	International	U.S.	International
Asset category
Equity securities	37%	7%	35%	9%
Fixed income	57%	63%	58%	56%
Real estate	4%	3%	4%	3%
Other(4)	2%	27%	3%	32%
Total	100%	100%	100%	100%

(4)
Multi-strategy hedge funds, commodity linked funds, private equity funds, and cash and cash equivalents for certain of our plans.

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

U.S. Pension Plan Assets

The fair value measurements of our U.S. pension plan assets by asset category as of December 31, 2023 were as follows:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value as of
(in millions)	(Level 1)	(Level 2)	(Level 3)	December 31, 2023
Mutual funds	$106.1	$—	$—	$106.1
Exchange traded funds	38.3	—	—	38.3
Common collective trust funds	—	1.1	—	1.1
Total	$144.4	$1.1	$—	$145.5

The fair value measurements of our U.S. pension plan assets by asset category as of December 31, 2022 were as follows:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value as of
(in millions)	(Level 1)	(Level 2)	(Level 3)	December 31, 2022
Mutual funds	$105.3	$—	$—	$105.3
Exchange traded funds	33.8	—	—	33.8
Common collective trust funds	—	1.1	—	1.1
Total	$139.1	$1.1	$—	$140.2

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

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

International Pension Plans Assets

The fair value measurements of our international pension plans assets by asset category as of December 31, 2023 were as follows:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value as of
(in millions)	(Level 1)	(Level 2)	(Level 3)	December 31, 2023
Cash and cash equivalents	$6.4	$—	$—	$6.4
Equity securities	20.4	2.7	—	23.1
Corporate debt securities	—	73.6	—	73.6
Multi-strategy hedge funds	—	30.2	—	30.2
Insurance contracts	—	4.1	—	4.1
Real estate	—	3.7	—	3.7
Government debt securities	—	131.3	—	131.3
Investments measured at net asset value(5)
Multi-strategy hedge funds				24.7
Real estate				5.9
Private equity				21.9
Total	$26.8	$245.6	$—	$324.9

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

The fair value measurements of our international pension plans assets by asset category as of December 31, 2022 were as follows:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value as of
(in millions)	(Level 1)	(Level 2)	(Level 3)	December 31, 2022
Cash and cash equivalents	$16.6	$—	$—	$16.6
Equity securities	25.2	—	—	25.2
Corporate debt securities	—	61.0	—	61.0
Multi-strategy hedge funds	—	32.1	—	32.1
Insurance contracts	—	3.8	—	3.8
Real estate	—	2.2	—	2.2
Government debt securities	—	109.1	—	109.1
Investments measured at net asset value(5)
Multi-strategy hedge funds				30.2
Real estate				6.0
Private equity				20.2
Total	$41.8	$208.2	$—	$306.4

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

Cash Contributions

We contributed $16.9 million to our pension and post-retirement plans in 2023 and expect to contribute approximately $16.0 million in 2024.

The following table presents estimated future benefit payments to participants for the next ten fiscal years:

(in millions)	Pension Benefits	Post-retirement Benefits
2024	$40.1	$0.3
2025	40.5	0.3
2026	40.5	0.3
2027	40.8	0.3
2028	41.7	0.3
Years 2029 - 2033	215.1	1.3

We also sponsor a number of defined contribution plans. Contributions are determined under various formulas. Costs related to such plans amounted to $12.5 million, $13.2 million and $12.7 million for the years ended December 31, 2023, 2022, and 2021, respectively.

Multi-Employer Pension Plan

We are a participant in a multi-employer pension plan. The plan has reported significant underfunded liabilities and declared itself in critical and declining status (red). As a result, the trustees of the plan adopted a rehabilitation plan ("RP") in an effort to forestall insolvency. Our required contributions to this plan could increase due to the shrinking contribution base resulting from the insolvency of or withdrawal of other participating employers, from the inability or the failure of withdrawing participating employers to pay their withdrawal liability, from lower than expected returns on pension fund assets, and from other funding deficiencies. In the event that we withdraw from participation in the plan, we will be required to make withdrawal liability payments for a period of 20 years or longer in certain circumstances. The present value of our withdrawal liability payments would be recorded as an expense in our Consolidated Statements of Income and as a liability on our Consolidated Balance Sheets in the first year of our withdrawal. The most recent Pension Protection Act ("PPA") zone status available in 2023 and 2022 is for the plan’s years ended December 31, 2022, and 2021, respectively. The zone status is based on information that we received from the plan and is certified by the plan’s actuary. Plans in the red zone (critical or critical and declining) are generally less than 65 percent funded, plans in the yellow zone (endangered) are less than 80 percent funded, and plans in the green zone (safe) are at least 80 percent funded.

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The Company's contributions are not more than 5 percent of the total contributions to the plan. Details regarding the plan are outlined in the table below.

	EIN/Pension Plan	Pension Protection Act Zone Status		FIP/RP Status Pending	Contributions Year Ended December 31,			Surcharge	Expiration Date of Collective-Bargaining
Pension Fund	Number	2023	2022	Implemented	2023	2022	2021	Imposed	Agreement
PACE Industry Union-Management Pension Fund	11-6166763 / 001	Red	Red	Implemented	$0.1	$0.1	$0.1	Yes	6/30/2028

6. Stock-Based Compensation

The 2022 ACCO Brands Corporation Incentive Plan (the "Plan") provides for stock-based awards generally in the form of stock options, restricted stock units ("RSUs") and performance stock units ("PSUs"), any of which may be granted alone or with other types of awards and dividend equivalents. The Plan authorizes the issuance of up to 15,994,631 shares to key employees and non-employee directors under the Plan.

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

The following table summarizes the impact of all stock-based compensation expense on our Consolidated Statements of (Loss) Income for the years ended December 31, 2023, 2022, and 2021:

(in millions)	2023	2022	2021
Selling, general and administrative expense	$14.8	$9.5	$15.2
Income (loss) before income tax	(14.8)	(9.5)	(15.2)
Income tax benefit	(3.4)	(2.2)	(3.6)
Net income (loss)	$(11.4)	$(7.3)	$(11.6)

There was no capitalization of stock-based compensation expense.

Stock-based compensation expense by award type for the years ended December 31, 2023, 2022, and 2021 was as follows:

(in millions)	2023	2022	2021
Stock option compensation expense	$2.7	$3.7	$3.6
RSU compensation expense	6.4	4.4	5.3
PSU compensation expense	5.7	1.4	6.3
Total stock-based compensation expense	$14.8	$9.5	$15.2

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Stock Options

The exercise price of each stock option equals or exceeds the fair market price of our stock on the date of grant. Options granted beginning in 2020 can generally be exercised over a term of ten years and prior to 2020 options could generally be exercised over a term of seven years. Stock options outstanding as of December 31, 2023, generally vest ratably over three years from the grant date. There were no stock options granted during the year ended December 31, 2023. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model and the weighted average assumptions as outlined in the following table:

	Year Ended December 31,
	2022	2021
Weighted average expected lives	6.0 years	6.0 years
Weighted average risk-free interest rate	1.89%	0.93%
Weighted average expected volatility	41.7%	41.3%
Expected dividend yield	3.60%	3.07%
Weighted average grant date fair value	$2.43	$2.45

The weighted average expected option term of the Company's "plain vanilla" stock options granted during the years ended December 31, 2022 and 2021 reflect the application of the simplified method, as prescribed by Staff Accounting Bulletin Topic 14. The simplified method was used as the Company does not believe it has sufficient historical exercise data to provide a reasonable basis for the expected term of its stock option grants. The simplified method will be used until such time as the Company has stock option exercise experience in which to reasonably determine the expected life. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Volatility is calculated using ACCO Brands' historic volatility.

A summary of the changes in stock options outstanding under the Plan during the year ended December 31, 2023 is presented below:

	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2022	6,728,615	$9.27
Forfeited	(103,389)	$9.70
Outstanding at December 31, 2023	6,625,226	$9.26	5.3 years	zero
Exercisable shares at December 31, 2023	5,015,909	$9.55	4.4 years	zero

There were no options exercised during the year ended December 31, 2023. We received cash of $4.3 million and $3.1 million from the exercise of stock options during the years ended December 31, 2022 and 2021, respectively. The aggregate intrinsic value of options exercised during the years ended December 31, 2022 and 2021 totaled $0.5 million and $1.0 million, respectively.

The fair value of options vested during the years ended December 31, 2023, 2022, and 2021 was $3.4 million, $3.1 million and $2.7 million, respectively. As of December 31, 2023, we had unrecognized compensation expense related to stock options of $0.8 million, which will be recognized over a weighted-average period of 1.0 years.

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Stock Unit Awards

RSUs vest over a pre-determined period of time, generally three years from the date of grant. Stock-based compensation expense for the years ended December 31, 2023, 2022, and 2021 includes $1.3 million, $1.2 million and $0.7 million, respectively, of expense related to RSUs granted to non-employee directors as a component of their compensation. RSUs granted to non-employee directors prior to 2021 became fully vested on the grant date; after 2021 non-employee director RSUs fully vest on the first anniversary of the grant date.

PSUs also vest over a pre-determined period of time, generally not longer than three years, but are further subject to the achievement of certain business performance criteria being met during the three-year performance period. Based upon the level of achieved performance, the number of shares actually awarded can vary from 0 percent to 200 percent of the original grant.

There were 3,444,450 RSUs outstanding as of December 31, 2023. All outstanding RSUs as of December 31, 2023 vest within three years of their date of grant. Upon vesting, all of the RSU awards will be converted into the right to receive one share of common stock of the Company for each unit that vests. The cost of these awards is determined using the fair value of the shares on the date of grant, and compensation expense is generally recognized over the period during which the employee provides the requisite service to the Company.

A summary of the changes in the RSUs outstanding under the Plan during 2023 is presented below:

	Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2022	2,016,120	$8.43
Granted	1,969,191	$5.23
Vested and distributed	(536,132)	$8.26
Forfeited and cancelled	(4,729)	$8.46
Outstanding at December 31, 2023	3,444,450	$6.63
Vested and deferred at December 31, 2023(1)	673,883	$8.65

(1)
Included in outstanding at December 31, 2023. Vested and deferred RSUs are primarily related to deferred compensation for non-employee directors.

For the years ended December 31, 2022 and 2021, we granted 695,057 and 362,750 RSUs, respectively. The weighted-average grant date fair value of our RSUs was $5.23, $8.15, and $8.78 for the years ended December 31, 2023, 2022, and 2021, respectively. The fair value of RSUs that vested during the years ended December 31, 2023, 2022, and 2021 was $4.4 million, $5.1 million and $4.2 million, respectively. As of December 31, 2023, we have unrecognized compensation expense related to RSUs of $8.2 million, which will be recognized over a weighted-average period of 2.0 years.

A summary of the changes in the PSUs outstanding under the Plan during 2023 is presented below:

	Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2022	673,169	$8.42
Granted	2,301,907	$5.39
Vested	(336,077)	$8.42
Other - decrease due to performance of PSUs	(867,309)	$4.34
Outstanding at December 31, 2023	1,771,690	$6.48

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

For the years ended December 31, 2022 and 2021, we granted 1,170,884 and 1,667,012 PSUs, respectively. For the years ended December 31, 2023, 2022, and 2021, 336,077, 350,656 and zero PSUs vested, respectively. The weighted-average grant date fair value of our PSUs was $5.39, $8.88, and $8.42 for the years ended December 31, 2023, 2022, and 2021, respectively. The fair value of PSUs that vested during the years ended December 31, 2023, 2022, and 2021 was $2.8 million, $3.0 million and zero, respectively. Based on the level of achievement of the performance targets associated with the PSU awards, as of December 31, 2023, we have $5.0 million of unrecognized compensation expense, which will be recognized over a weighted-average period of 1.9 years.

7. Inventories

The components of inventories were as follows:

	December 31,
(in millions)	2023	2022
Raw materials	$50.1	$76.8
Work in process	4.7	4.4
Finished goods	272.7	314.0
Total inventories	$327.5	$395.2

8. Property, Plant and Equipment, Net

The components of net property, plant and equipment were as follows:

	December 31
(in millions)	2023	2022
Land and improvements	$20.9	$20.6
Buildings and improvements to leaseholds	130.7	125.3
Machinery and equipment	442.9	439.5
Construction in progress	5.1	3.8
	599.6	589.2
Less: accumulated depreciation	(429.5)	(404.1)
Net property, plant and equipment (1)	$170.1	$185.1

(1)
Net property, plant and equipment as of December 31, 2023 and 2022 contained $37.9 million and $52.5 million of computer software assets, respectively, which are classified within machinery and equipment and construction in progress. Depreciation expense for software was $14.1 million, $13.9 million and $12.9 million for the years ended December 31, 2023, 2022, and 2021, respectively.

9. Goodwill and Identifiable Intangible Assets

Goodwill

We test goodwill for impairment at least annually and on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. The result of our annual qualitative assessment performed during the second quarter, as of our measurement date of May 31, 2023, was that there were no triggering events that would make it more likely than not that an impairment loss to our goodwill had been incurred in our North America, International and EMEA reporting units.

During the fourth quarter of 2023, our forecasted cash flows for our North America reporting unit further declined, including lower demand for our technology accessories, due to a weaker macroeconomic environment as well as tight inventory

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

management by retail customers. As a result, we identified a triggering event indicating it was more likely than not that an impairment loss had been incurred. Accordingly, as of December 31, 2023, we completed an impairment assessment, on a quantitative basis, for goodwill for each of our three reporting units. The result of our assessment was that the fair value of the North America reporting unit did not exceed its carrying value resulting in an impairment charge of $89.5 million. The result of our assessments for the International and EMEA reporting units was that the fair value of each exceeded its carrying values by approximately ten percent and greater than fifty percent, respectively, and we concluded that no impairment existed.

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

Changes in the net carrying amount of goodwill by segment were as follows:

(in millions)	ACCO Brands North America	ACCO Brands EMEA	ACCO Brands International	Total
Balance at December 31, 2021	$446.7	$178.6	$177.2	$802.5
Goodwill impairment	(98.7)	—	—	(98.7)
Foreign currency translation	—	(33.0)	0.7	(32.3)
Balance at December 31, 2022	$348.0	$145.6	$177.9	$671.5
Goodwill impairment	(89.5)	—	—	(89.5)
Foreign currency translation	—	6.7	1.3	8.0
Balance at December 31, 2023	$258.5	$152.3	$179.2	$590.0

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Identifiable Intangibles

The Company's gross carrying value and accumulated amortization by class of identifiable intangible assets as of December 31, 2023 and 2022 were as follows:

	December 31, 2023			December 31, 2022
(in millions)	Gross Carrying Amounts	Accumulated Amortization	Net Book Value	Gross Carrying Amounts	Accumulated Amortization	Net Book Value
Indefinite-lived intangible assets:
Trade names(1)	$295.1	$(44.5)	$250.6	$410.6	$(44.5)	$366.1
Amortizable intangible assets:
Trade names	497.1	(142.0)	355.1	369.7	(123.0)	246.7
Customer and contractual relationships	362.4	(221.3)	141.1	356.9	(198.2)	158.7
Vendor relationships	82.4	(16.7)	65.7	82.4	(11.2)	71.2
Patents	8.2	(5.0)	3.2	8.1	(3.8)	4.3
Subtotal	950.1	(385.0)	565.1	817.1	(336.2)	480.9
Total identifiable intangibles	$1,245.2	$(429.5)	$815.7	$1,227.7	$(380.7)	$847.0

(1)
Accumulated amortization prior to the adoption of authoritative guidance on goodwill and other intangible assets, at which time further amortization ceased.

The Company’s intangible amortization expense was $43.4 million, $41.5 million and $46.3 million for the years ended December 31, 2023, 2022, and 2021, respectively.

Estimated amortization expense for amortizable intangible assets for the next five years is as follows:

(in millions)	2024	2025	2026	2027	2028
Estimated amortization expense(2)	$42.1	$40.5	$38.4	$36.0	$33.8

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

Effective January 1, 2023, we changed the indefinite-lived Leitz® trade name to an amortizable intangible asset and began amortizing the trade name on a straight-line basis over a life of 30 years. The change was made as a result of decisions regarding the Company's future use of the trade name.

10. Restructuring

The Company recorded $27.2 million, $9.6 million and $6.0 million of restructuring charges for the years ended December 31, 2023, 2022 and 2021, respectively. Restructuring charges were primarily for severance costs related to cost reduction initiatives in our North America and EMEA segments in 2023 and for all segments in 2022 and 2021.

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The summary of the activity in the restructuring liability for the year ended December 31, 2023 was as follows:

(in millions)	Balance at December 31, 2022	Provision	Cash Expenditures	Non-cash Items/Currency Change	Balance at December 31, 2023
Employee termination costs(1)	$8.7	$26.1	$(7.6)	$0.3	$27.5
Other(2)	—	1.1	(0.2)	—	0.9
Total restructuring liability	$8.7	$27.2	$(7.8)	$0.3	$28.4

(1)
We expect the remaining $27.5 million of employee termination costs to be substantially paid within the next twelve months.
(2)
We expect the remaining $0.9 million in other costs to be substantially paid within the next twelve months.

The summary of the activity in the restructuring accounts for the year ended December 31, 2022 was as follows:

(in millions)	Balance at December 31, 2021	Provision	Cash Expenditures	Non-cash Items/Currency Change	Balance at December 31, 2022
Employee termination costs	$3.4	$9.4	$(4.0)	$(0.1)	$8.7
Termination of lease agreements	1.1	(0.2)	(0.9)	—	—
Other	—	0.4	(0.4)	—	—
Total restructuring liability	$4.5	$9.6	$(5.3)	$(0.1)	$8.7

The summary of the activity in the restructuring accounts for the year ended December 31, 2021 was as follows:

(in millions)	Balance at December 31, 2020	Provision	Cash Expenditures	Non-cash Items/Currency Change	Balance at December 31, 2021
Employee termination costs	$8.1	$5.2	$(9.7)	$(0.2)	$3.4
Termination of lease agreements	1.0	0.7	(1.1)	0.5	1.1
Other	0.2	0.1	(0.2)	(0.1)	—
Total restructuring liability	$9.3	$6.0	$(11.0)	$0.2	$4.5

Restructuring charges for the years ended December 31, 2023, 2022, and 2021 by reporting segment were as follows:

(in millions)	2023	2022	2021
ACCO Brands North America	$16.7	$5.3	$4.4
ACCO Brands EMEA	8.9	3.4	0.5
ACCO Brands International	1.0	0.7	1.1
Corporate	0.6	0.2	—
Total restructuring charges	$27.2	$9.6	$6.0

11. Income Taxes

The components of (loss) income before income tax for the years ended December 31, 2023, 2022, and 2021 were as follows:

(in millions)	2023	2022	2021
Domestic operations	$(124.8)	$(80.1)	$(5.6)
Foreign operations	111.7	95.0	117.0
Total	$(13.1)	$14.9	$111.4

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The reconciliation of income taxes computed at the U.S. federal statutory income tax rate of 21 percent to our effective income tax rate for the years ended December 31, 2023, 2022, and 2021 was as follows:

(in millions)	2023	2022	2021
Income tax at U.S. statutory rate; 21%	$(2.7)	$3.1	$23.4
Unrecognized tax expense (benefits)	1.0	(7.6)	(1.9)
Impact of final GILTI regulations for 2018 and 2019	—	—	(1.0)
Statutory tax rate changes	0.4	0.6	(6.8)
Statutory tax law changes	(3.6)	—	(1.2)
State, local and other tax, net of federal benefit	(1.3)	1.6	0.6
Impact from foreign inclusions	(0.7)	4.0	1.2
U.S. effect of foreign dividends and withholding taxes	3.9	1.8	1.2
Foreign income taxed at a higher effective rate	4.2	3.1	2.9
Brazilian Tax Assessments impact	(13.3)	1.9	0.5
Increase (decrease) in valuation allowance	5.4	3.4	(11.4)
General business credit	(2.2)	(1.9)	(2.1)
Excess expense from stock-based compensation	0.6	0.5	0.5
Impairment of non-deductible goodwill	18.8	20.7	—
Impact of legal entity rationalization	—	(4.1)	—
Prior period tax return adjustment	(1.0)	(0.1)	(0.6)
Other (decrease) increase	(0.8)	1.1	4.2
Income taxes as reported	$8.7	$28.1	$9.5
Effective tax rate	(66.4)%	188.6%	8.5%

For 2023, we recorded income tax expense of $8.7 million on loss before taxes of $13.1 million, for an effective rate of (66.4) percent. The decrease in the effective rate versus 2022 was primarily due to the reduction in pretax book income, tax law changes allowing Brazilian taxes paid to be creditable for U.S. tax purposes, and the release of unrecognized tax benefits related to the Brazil Tax Assessments.

For 2022, we recorded income tax expense of $28.1 million on income before taxes of $14.9 million, for an effective rate of 188.6 percent. The increase in the effective rate versus 2021 was primarily due to the impact of impairment of non-deductible goodwill and the 2021 tax benefits for beneficial adjustments to deferred taxes resulting from statutory tax rate changes and the release of the valuation allowance on the foreign tax credit carryforward.

For 2021, we recorded income tax expense of $9.5 million on income before taxes of $111.4 million, for an effective rate of 8.5 percent.

The components of the income tax expense for the years ended December 31, 2023, 2022, and 2021 were as follows:

(in millions)	2023	2022	2021
Current expense
Federal and other	$0.2	$1.8	$2.0
Foreign	28.6	25.0	28.5
Total current income tax expense	28.8	26.8	30.5
Deferred expense (benefit)
Federal and other	$(16.7)	$6.8	$(16.5)
Foreign	(3.4)	(5.5)	(4.5)
Total deferred income tax (benefit) expense	(20.1)	1.3	(21.0)
Total income tax expense	$8.7	$28.1	$9.5

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The components of deferred tax assets (liabilities) as of December 31, 2023 and 2022 were as follows:

(in millions)	2023	2022
Deferred tax assets
Compensation and benefits	$23.0	$15.5
Pension	23.4	23.2
Inventory	10.4	10.1
Other reserves	18.9	21.7
Accounts receivable	7.4	9.7
Foreign tax credit carryforwards	6.4	11.1
Net operating loss carryforwards	76.7	89.2
Interest expense carryforwards	26.3	17.0
Section 174 capitalization	17.3	7.3
General business tax credit carryforwards	3.4	—
Other	5.2	0.6
Gross deferred income tax assets	218.4	205.4
Valuation allowance	(59.2)	(51.9)
Net deferred tax assets	159.2	153.5
Deferred tax liabilities
Depreciation	(5.7)	(8.9)
Unremitted non-U.S. earnings accrual	(4.0)	(5.5)
Identifiable intangibles	(170.4)	(182.9)
Other	—	(0.6)
Gross deferred tax liabilities	(180.1)	(197.9)
Net deferred tax liabilities	$(20.9)	$(44.4)

A valuation allowance of $59.2 million and $51.9 million as of December 31, 2023 and 2022, respectively, has been established for deferred income tax assets. The $7.3 million increase in the valuation allowance in 2023 includes a $1.9 million increase resulting from foreign currency translation and an increase to our existing valuation allowance of $5.4 million. The valuation allowance is primarily related to net operating loss (the "NOL") carryforwards that may not be realized. Realization of the net deferred income tax assets is dependent upon generating sufficient taxable income prior to the expiration of the applicable carryforward periods. Although realization is not certain, management believes that it is more likely than not that the net deferred income tax assets will be realized. However, the amount of net deferred tax assets considered realizable could change in the near term if estimates of future taxable income during the applicable carryforward periods fluctuate.

As of December 31, 2023, the Company has state NOL tax benefits of $12.9 million which will expire between December 31, 2024 and December 31, 2033. As of December 31, 2023, the Company has $3.4 million of federal general business credit carryforwards which will expire on December 31, 2043. As of December 31, 2023, the Company had $6.4 million of foreign tax credit carryforwards which will expire on December 31, 2027. As of December 31, 2023, the Company has foreign NOLs of $281.3 million and tax benefits of $63.8 million, most of which have unlimited carryforward periods.

As of December 31, 2023, the Company has recorded $4.0 million of deferred taxes on approximately $249.2 million of unremitted earnings of non-U.S. subsidiaries that may be remitted to the U.S. The Company has approximately $272.7 million of additional unremitted earnings of non-U.S. subsidiaries, which are indefinitely reinvested and for which no deferred taxes have been provided.

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2023, 2022, and 2021 was as follows:

(in millions)	2023	2022	2021
Balance at beginning of year	$39.1	$43.3	$45.1
Additions for tax positions of prior years	3.6	2.5	4.5
Reductions for tax positions of prior years	(17.7)	(8.3)	(4.2)
Increase (decrease) resulting from foreign currency translation	3.0	1.6	(2.1)
Balance at end of year	$28.0	$39.1	$43.3

As of December 31, 2023, the amount of unrecognized tax benefits decreased to $28.0 million, all of which would impact our effective tax rate, if recognized. We expect the amount of unrecognized tax benefits to change within the next twelve months including releases of previously recorded reserves of approximately $1.5 to $2.5 million.

Interest and penalties related to unrecognized tax benefits are recognized within "Income tax expense" in the Consolidated Statements of Income. As of December 31, 2023, we have accrued a cumulative $15.8 million for interest and penalties on the unrecognized tax benefits primarily related to the Brazil Tax Assessments.

As of December 31, 2023, the U.S. federal statute of limitations remains open for the year 2019 and forward. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from 2 to 6 years. As of December 31, 2023, years still open to examination by foreign tax authorities in major jurisdictions include Australia (2018 forward), Brazil (2018 forward), Canada (2018 forward), Germany (2020 forward), Sweden (2021 forward) and the U.K. (2021 forward). We are currently under examination in various foreign jurisdictions.

Organisation for Economic Co-operation and Development (“OECD”) Global Anti-Base Erosion Model Rules (Pillar Two)

Legislatures and taxing authorities in many jurisdictions in which we operate may enact changes to, or seek to enforce, novel interpretations of their tax rules. These changes may include modifications that can be temporary or permanent. For example, the Organisation for Economic Cooperation and Development (the "OECD"), the European Union and other countries (including countries in which we operate) have committed to enacting substantial changes to numerous long-standing tax principles impacting how large multinational enterprises are taxed. In particular, the OECD's Pillar Two initiative introduces a 15% global minimum tax applied on a country-by-country basis and for which many jurisdictions have now committed to an effective enactment date starting January 1, 2024. Management is currently assessing the impact and materiality of these potential new rules as well as any other changes in domestic and international tax rules and regulations.

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

The final administrative appeal of the Second Assessment was decided against the Company in 2017. In 2018, we challenged this decision to the first judicial level. In the fourth quarter of 2022, this case was decided against the Company by the first level judicial court. We have appealed this decision to the second judicial level. In the event we do not prevail at the

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

judicial level, we will be required to pay an additional penalty representing attorneys' costs and fees. Accordingly, in the first quarter of 2019, the Company recorded an additional reserve in the amount of $5.6 million. In connection with the judicial challenge, we were required to provide security to guarantee payment of the Second Assessment should we not prevail.

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

We believe we have meritorious defenses and intend to vigorously contest both of the Brazil Tax Assessments; however, there can be no assurances that we will ultimately prevail. The ultimate outcome will not be determined until the Brazilian judicial process is complete. It is possible we could have a final decision regarding the Second Assessment in the next two years. If the FRD's initial position is ultimately sustained, payment of the amount assessed would materially and adversely affect our cash flow in the year of settlement.

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

During the third quarter of 2023, there was a change in Brazilian law which allowed us to seek cancellation of the 75 percent standard penalty that would be payable in the event we do not prevail in our actions challenging the Brazil Tax Assessments. Following completion of the necessary administrative procedures, during the fourth quarter of 2023, the Company reduced its reserve for this contingency by $13.3 million, representing the amount of the cancelled penalties, as well as interest and other fees related to those penalties.

We will continue to actively monitor administrative and judicial court decisions and evaluate their impact, if any, on our legal assessment of the ultimate outcome of our disputes. In addition, we will continue to accrue interest related to this contingency until such time as the outcome is known or until evidence is presented that we are more likely than not to prevail. During the years ended December 31, 2023, 2022, and 2021, we accrued additional interest as a charge to current income tax expense of $0.9 million, $1.5 million and $0.5 million, respectively. Our accrual through December 31, 2023, including tax, penalties and interest, is $21.7 million (at December 31, 2023 exchange rates, reported in "Other non-current liabilities").

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

12. Earnings per Share

Total outstanding shares as of December 31, 2023, 2022, and 2021 were 94.9 million, 94.3 million and 95.8 million, respectively. Under our stock repurchase authorization, for each of the years ended December 31, 2023 and 2021, we did not repurchase and retire any shares. For the year ended December 31, 2022 there were 2.7 million shares repurchased and retired. For the years ended December 31, 2023, 2022, and 2021, we acquired 0.3 million, 0.3 million and 0.1 million shares, respectively, related to tax withholding in connection with stock-based compensation.

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

Our weighted-average shares outstanding for the years ended December 31, 2023, 2022, and 2021 were as follows:

	Year Ended December 31,
(in millions)	2023	2022	2021
Weighted-average number of shares of common stock outstanding - basic	95.3	95.3	95.5
Effect of dilutive securities:
Stock options	—	—	0.1
Restricted stock units	—	—	1.5
Weighted-average shares and assumed conversions - diluted(1)	95.3	95.3	97.1
(1)
Due to the net loss during the twelve months ended December 31, 2023 and 2022, the denominator in the diluted earnings per share calculation does not include the effects of the stock awards for which the average market price for the period exceeds the exercised price, as it would result in a less dilutive computation. As a result, diluted earnings per share for the twelve months ended December 31, 2023 and 2022 are the same as basic earnings per share.

Awards of potentially dilutive shares of common stock, which have exercise prices that were higher than the average market price during the period, are not included in the computation of dilutive earnings per share as their effect would have been anti-dilutive. For the years ended December 31, 2023, 2022, and 2021, the number of anti-dilutive shares were approximately 9.9 million, 9.8 million and 8.3 million, respectively.

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

Forward currency contracts are used to hedge foreign denominated inventory purchases for Europe, Australia, Canada, Japan and New Zealand, and are designated as cash flow hedges. Unrealized gains and losses on these contracts are deferred in AOCI until the contracts are settled and the underlying hedged transactions relating to inventory purchases are recognized, at which time the deferred gains or losses will be reported in the "Cost of products sold" line in the Consolidated Statements of Income. As of December 31, 2023 and 2022, we had cash flow foreign exchange contracts outstanding with a U.S. dollar equivalent notional value of $80.2 million and $108.3 million, respectively, which were designated as hedges.

Forward currency contracts used to hedge foreign denominated intercompany loans are not designated as hedging instruments. Gains and losses on these derivative instruments are recognized within "Other expense (income), net" in the Consolidated Statements of Income and are largely offset by the change in the current translated value of the hedged item. The periods of the forward foreign exchange contracts correspond to the periods of the hedged transactions, with some relating to intercompany loans which extend beyond December 2024. As of December 31, 2023 and 2022, we had foreign exchange contracts outstanding with a U.S. dollar equivalent notional value of $102.3 million and $79.5 million, respectively, which were not designated as hedges.

The following table summarizes the fair value of our derivative financial instruments as of December 31, 2023 and 2022:

	Fair Value of Derivative Instruments
	Derivative Assets			Derivative Liabilities
(in millions)	Balance Sheet Location	December 31, 2023	December 31, 2022	Balance Sheet Location	December 31, 2023	December 31, 2022
Derivatives designated as hedging instruments:
Foreign exchange contracts	Other current assets	$0.3	$3.6	Other current liabilities	$1.6	$1.9
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current assets	1.0	0.7	Other current liabilities	0.1	0.7
Foreign exchange contracts	Other non-current assets	3.2	4.9	Other non-current liabilities	3.2	4.9
Total derivatives		$4.5	$9.2		$4.9	$7.5

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The following tables summarize the pre-tax effect of the Company’s derivative financial instruments on the Consolidated Statements of Income for the years ended December 31, 2023, 2022, and 2021:

	The Effect of Derivative Instruments in Cash Flow Hedging Relationships on the Consolidated Financial Statements
	Amount of Gain (Loss) Recognized in AOCI (Effective Portion)			Location of (Gain) Loss Reclassified from AOCI to Income	Amount of (Gain) Loss Reclassified from AOCI to Income (Effective Portion)
(in millions)	2023	2022	2021		2023	2022	2021
Cash flow hedges:
Foreign exchange contracts	$0.4	$9.8	$9.1	Cost of products sold	$(2.8)	$(14.0)	$1.0

	The Effect of Derivatives Not Designated as Hedging Instruments on the Consolidated Statements of (Loss) Income
	Location of (Gain) Loss Recognized in Income on Derivatives	Amount of (Gain) Loss Recognized in Income
(in millions)		2023	2022	2021
Foreign exchange contracts	Other expense (income), net	$0.1	$(3.7)	$—

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

We have determined that our financial assets and liabilities described in "Note 13. Derivative Financial Instruments" are Level 2 in the fair value hierarchy. The following table sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2023 and 2022:

(in millions)	December 31, 2023	December 31, 2022
Assets:
Forward currency contracts	$4.5	$9.2
Liabilities:
Forward currency contracts	$4.9	$7.5

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

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The fair values of cash and cash equivalents, notes payable to banks, accounts receivable and accounts payable approximate carrying amounts due principally to their short maturities. The carrying amount of total debt was $925.6 million and $1,004.9 million, and the estimated fair value of total debt was $870.9 million and $910.0 million, each as of December 31, 2023 and 2022, respectively. The fair values are determined from quoted market prices, where available, and from using current interest rates based on credit ratings and the remaining terms of maturity.

Non-recurring Fair Value Measurements

On a non-recurring basis, we remeasure the fair value of the goodwill of our reporting units and our trade name indefinite-lived intangibles if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. The fair value of our reporting units and trade names are considered Level 3 measurements. Level 3 measurements require significant unobservable inputs that are reflected in our assumptions. See "Note 8. Goodwill and Identifiable Intangible Assets" for more information.

15. Accumulated Other Comprehensive Income (Loss)

AOCI is defined as net (loss) income and other changes in stockholders’ equity from transactions and other events from sources other than stockholders. The components of, and changes in, AOCI were as follows:

(in millions)	Derivative Financial Instruments	Foreign Currency Adjustments	Unrecognized Pension and Other Post-retirement Benefit Costs	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2021	$4.0	$(342.2)	$(197.3)	$(535.5)
Other comprehensive income (loss) before reclassifications, net of tax	7.0	(37.9)	29.1	(1.8)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(9.9)	—	6.9	(3.0)
Balance at December 31, 2022	$1.1	$(380.1)	$(161.3)	$(540.3)
Other comprehensive income (loss) before reclassifications, net of tax	0.2	30.3	(20.0)	10.5
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(2.0)	—	5.5	3.5
Balance at December 31, 2023	$(0.7)	$(349.8)	$(175.8)	$(526.3)

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The reclassifications out of AOCI for the years ended December 31, 2023, 2022, and 2021 were as follows:

	Year ended December 31,
(in millions)	2023	2022	2021

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)			Location on Income Statement
Gain (loss) on cash flow hedges:
Foreign exchange contracts	$2.8	$14.0	$(1.0)	Cost of products sold
Tax (expense) benefit	(0.8)	(4.1)	0.2	Income tax expense
Net of tax	$2.0	$9.9	$(0.8)
Defined benefit plan items:
Amortization of actuarial loss(1)	$(5.9)	$(8.2)	$(10.2)
Amortization of prior service cost(1)	(0.3)	(0.3)	(1.8)
Total before tax	(6.2)	(8.5)	(12.0)
Tax benefit	0.7	1.6	2.9	Income tax expense
Net of tax	$(5.5)	$(6.9)	$(9.1)

Total reclassifications for the period, net of tax	$(3.5)	$3.0	$(9.9)

(1)
These AOCI components are included in the computation of net periodic benefit (income) cost for pension and post-retirement plans (See "Note 5. Pension and Other Retiree Benefits" for additional details).

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

Service or Extended Maintenance Agreements ("EMAs"). As of December 31, 2022, there was $2.8 million of unearned revenue associated with outstanding EMAs, primarily reported in "Other current liabilities." During the year ended December 31, 2023, $2.4 million of the unearned revenue was earned and recognized. As of December 31, 2023, the amount of unearned revenue from EMAs was $2.9 million. We expect to earn and recognize approximately $2.5 million of the unearned amount in the next 12 months and $0.4 million in periods beyond the next 12 months.

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The following tables present our net sales disaggregated by regional geography(1), based upon our reporting business segments for the years ended December 31, 2023, 2022, and 2021, and our net sales disaggregated by the timing of revenue recognition for the years ended December 31, 2023, 2022, and 2021:

(in millions)	2023	2022	2021
United States	$792.2	$889.2	$934.2
Canada	95.0	108.8	108.2
ACCO Brands North America	887.2	998.0	1,042.4

ACCO Brands EMEA(1)	547.2	580.3	662.9

Australia/N.Z.	118.5	125.6	140.3
Latin America	244.5	197.5	125.5
Asia-Pacific	35.4	46.2	54.2
ACCO Brands International	398.4	369.3	320.0
Net sales(2)	$1,832.8	$1,947.6	$2,025.3

(1)
ACCO Brands EMEA is comprised largely of Europe, but also includes export sales to the Middle East and Africa.
(2)
Net sales are attributed to geographic areas based on the location of the selling subsidiaries.

(in millions)	2023	2022	2021
Product and services transferred at a point in time	$1,794.1	$1,899.5	$1,975.9
Product and services transferred over time	38.7	48.1	49.4
Net sales	$1,832.8	$1,947.6	$2,025.3

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

Beginning on January 1, 2024, the Company will reorganize our previously reported North America, EMEA and International operating segments into two operating segments, Americas and International. The Americas will include the U.S., Canada, Brazil, Mexico and Chile and the International reportable segment will include EMEA, Australia, New Zealand and Asia. This change will simplify and delayer the Company's operating structure and reduce costs through headcount reductions, supply change optimization, global footprint rationalization, and better leverage of our sourcing capabilities. The Company will recast prior period comparable results in early 2024 to reflect this operating segment change.

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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

Net sales by reportable business segment for the years ended December 31, 2023, 2022, and 2021 were as follows:

(in millions)	2023	2022	2021
ACCO Brands North America	$887.2	$998.0	$1,042.4
ACCO Brands EMEA	547.2	580.3	662.9
ACCO Brands International	398.4	369.3	320.0
Net sales	$1,832.8	$1,947.6	$2,025.3

Operating (loss) income by reportable business segment for the years ended December 31, 2023, 2022, and 2021 was as follows:

(in millions)	2023	2022	2021
ACCO Brands North America	$(5.9)	$(4.9)	$121.9
ACCO Brands EMEA	38.7	21.7	61.7
ACCO Brands International	60.7	50.5	31.6
Segment operating (loss) income	93.5	67.3	215.2
Change in fair value of contingent consideration	—	9.0	(19.0)
Corporate(1)	(48.8)	(41.5)	(45.2)
Operating income(2)	44.7	34.8	151.0
Interest expense	58.6	45.6	46.3
Interest income	(7.1)	(8.3)	(1.9)
Non-operating pension expense (income)	1.8	(4.5)	(7.9)
Other expense (income), net	4.5	(12.9)	3.1
(Loss) income before income tax	$(13.1)	$14.9	$111.4

(1)
Corporate operating loss in 2021 includes transaction costs of $0.2 million primarily for legal and due diligence expenditures associated with acquisitions.
(2)
Operating income as presented in the segment table above is defined as i) net sales; ii) less cost of products sold; iii) less SG&A expenses; iv) less amortization of intangibles; v) less restructuring charges; and vi) less change in the fair value of contingent consideration.

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The following table presents the measure of reportable business segment assets used by the Company’s chief operating decision maker as of December 31, 2023 and 2022:

(in millions)	2023	2022
ACCO Brands North America(3)	$401.4	$459.2
ACCO Brands EMEA(3)	217.1	236.0
ACCO Brands International(3)	338.5	308.4
Total segment assets	957.0	1,003.6
Unallocated assets	1,684.2	1,787.2
Corporate(3)	3.6	3.9
Total assets	$2,644.8	$2,794.7

(3)
Represents total assets, excluding goodwill and identifiable intangibles resulting from business acquisitions, intercompany balances, cash, deferred taxes, derivatives, prepaid pension assets, prepaid debt issuance costs and right of use asset, leases.

As a supplement to the presentation of reportable business segment assets presented above, the table below presents reportable business segment assets, including right of use asset, leases, the allocation of identifiable intangible assets and goodwill resulting from business combinations as of December 31, 2023 and 2022:

(in millions)	2023	2022
ACCO Brands North America(4)	$1,190.7	$1,359.9
ACCO Brands EMEA(4)	568.7	588.4
ACCO Brands International(4)	603.4	573.8
Total segment assets	2,362.8	2,522.1
Unallocated assets	278.4	268.7
Corporate(4)	3.6	3.9
Total assets	$2,644.8	$2,794.7

(4)
Represents total assets, excluding intercompany balances, cash, deferred taxes, derivatives, prepaid pension assets, prepaid debt issuance costs.

Capital spend by reportable business segment for the years ended December 31, 2023, 2022, and 2021 was as follows:

(in millions)	2023	2022	2021
ACCO Brands North America	$4.0	$8.8	$11.2
ACCO Brands EMEA	6.8	4.7	7.3
ACCO Brands International	4.5	4.2	2.7
Total capital spend	$15.3	$17.7	$21.2

Depreciation expense by reportable business segment for the years ended December 31, 2023, 2022, and 2021 was as follows:

(in millions)	2023	2022	2021
ACCO Brands North America	$16.8	$20.1	$20.7
ACCO Brands EMEA	10.9	12.6	13.1
ACCO Brands International	5.0	5.2	5.6
Total depreciation	$32.7	$37.9	$39.4

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Property, plant and equipment, net by reportable business segment as of December 31, 2023, 2022 was as follows:

(in millions)	2023	2022
U.S.	$68.2	$82.3
Canada	1.5	1.7
ACCO Brands North America	69.7	84.0

ACCO Brands EMEA	60.9	62.9

Australia/N.Z.	9.5	10.0
Latin America	29.1	26.6
Asia-Pacific	0.9	1.6
ACCO Brands International	39.5	38.2
Property, plant and equipment, net	$170.1	$185.1

Top Customers

Net sales to our five largest customers totaled $609.0 million, $663.3 million and $720.9 million for the years ended December 31, 2023, 2022 and 2021, respectively. No customer exceeded 10 percent of net sales for the years ended December 31, 2023, 2022 and 2021.

As of December 31, 2023 and 2022, our top five trade accounts receivable totaled $138.1 million and $125.6 million, respectively.

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

ACCO Brazil filed legal actions requesting recovery of these excess tax payments by way of future Tax Credits covering various time periods prior to March 15, 2017. All of these cases have been finally decided in a court of law in favor of ACCO Brazil. During the first quarter of 2024, ACCO Brazil completed the necessary administrative steps which will allow it to benefit from additional Tax Credits and record a gain of approximately $1.9 million. The Tax Credits will be utilized against future tax obligations.

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Indústria Gráfica Foroni Ltda. ("Foroni"), in years prior to its acquisition by ACCO Brazil, also filed a legal action in Brazil to recover these excess indirect tax payments and this legal action has been finalized. Upon the expiration of the application status of limitations, we are required under agreements with the former owners of the Foroni business to remit certain recovered tax credits, less the applicable tax and expenses, to the extent the tax credits relate to a tax period prior to the acquisition date.

As of December 31, 2023 and 2022, we recorded $1.3 million and $11.1 million, respectively, which is included in "Other expense (income), net" on our Consolidated Statement of Income (Loss). Finalizing the remaining legal actions ACCO Brazil has filed will likely result in additional Tax Credits at some time in the future. The Tax Credits will be utilized against future tax obligations.

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

Unconditional Purchase Commitments

Future minimum payments under unconditional purchase commitments, primarily for inventory purchase commitments as of December 31, 2023 were as follows:

(in millions)
2024	$102.1
2025	6.9
2026	3.1
2027	0.2
2028	0.1
Thereafter	0.1
Total unconditional purchase commitments	$112.5

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

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation under the supervision of the Chief Executive Officer and the Chief Financial Officer, and with the participation of our Disclosure Committee, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2023.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8. of this report.

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2023, no director or officer of the Company who is required to file reports under Section 16 of the Exchange Act informed us that he or she adopted, materially modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required under this Item with respect to the executive officers of the Company is incorporated by reference to "Item 1. Business" of this Form 10-K. Except as provided below, all other information required by this Item is contained in the Company’s 2024 Definitive Proxy Statement, which is expected to be filed with the SEC prior to April 3, 2024, and is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

Information required under this Item is contained in the Company’s 2024 Definitive Proxy Statement, which is expected to be filed with the SEC prior to April 3, 2024, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table gives information, as of December 31, 2023, about our common stock that may be issued upon the exercise of options and other equity awards under all compensation plans under which equity securities are reserved for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	6,625,226	$9.26	7,327,731	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	6,625,226	$9.26	7,327,731	(1)

(1)
These are shares available for grant as of December 31, 2023 under the 2022 ACCO Brands Corporation Incentive Plan, as amended (the "Plan"), pursuant to which the Compensation and Human Capital Committee of the Board of Directors or the Board of Directors may make various stock-based awards, including grants of stock options, stock-settled appreciation rights, restricted stock, restricted stock units and performance stock units. In addition to these shares, shares covered by outstanding awards under the Plan that were forfeited or otherwise terminated may become available for grant under the Plan and, to the extent such shares have become available as of December 31, 2023, they are included in the table as available for grant.

Other information required under this Item is contained in the Company’s 2024 Definitive Proxy Statement, which is expected to be filed with the SEC prior to April 3, 2024, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required under this Item is contained in the Company’s 2024 Definitive Proxy Statement, which is expected to be filed with the SEC prior to April 3, 2024, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required under this Item is contained in the Company’s 2024 Definitive Proxy Statement, which is expected to be filed with the SEC prior to April 3, 2024, and is incorporated herein by reference.

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
All Financial Statements

The following consolidated financial statements of the Company and its subsidiaries are filed as part of this report under Part II, Item 8. - Financial Statements and Supplementary Data:

ii.
Financial Statement Schedule:

Schedule II - Valuation and Qualifying Accounts and Reserves for each of the years ended December 31, 2023, 2022 and 2021.

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

EXHIBIT INDEX

Number	Description of Exhibit

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

10.33	Offer Letter dated as of February 17, 2022 between ACCO Brands Corporation and Deborah A. O'Connor*

EXHIBIT INDEX

Number	Description of Exhibit

10.34	2022 ACCO Brands Corporation Incentive Plan (incorporated by reference to Exhibit 99 to the Company’s Registration Statement on Form S-8 filed with the SEC on May 17, 2022)

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

10.39	First Amendment to 2022 ACCO Brands Corporation Incentive Plan (incorporated by reference to Exhibit 10.1 to ACCO Brands Corporation’s Form 8-K filed with the SEC on May 19, 2023 (File No. 001-08454))

10.40

Employment Contract, dated January 29, 2024, between Mr. Cezary Monko and Esselte Polska Sp. z o o. (incorporated by reference to Exhibit 10.1 to ACCO Brands Corporation’s Form 8-K filed with the SEC on January 30, 2024 (File No. 001-08454))

Other Exhibits

19	ACCO Brands Corporation Insider Trading Compliance Policy and Procedures*

21.1	Subsidiaries of the Registrant*

23.1	Consent of KPMG LLP*

24.1	Power of attorney*

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

97	ACCO Brands Corporation Recoupment or Forfeiture of Incentive Payments Policy*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

EXHIBIT INDEX

Number	Description of Exhibit

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

February 23, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas W. Tedford	President and Chief Executive Officer (principal executive officer)	February 23, 2024
Thomas W. Tedford

/s/ Deborah A. O'Connor	Executive Vice President and Chief Financial Officer (principal financial officer)	February 23, 2024
Deborah A. O'Connor

/s/ James M. Dudek, Jr.	Senior Vice President, Corporate Controller and Chief Accounting Officer (principal accounting officer)	February 23, 2024
James M. Dudek, Jr.

/s/ Joe B. Burton*	Director	February 23, 2024
Joe B. Burton

/s/ Kathleen S. Dvorak*	Director	February 23, 2024
Kathleen S. Dvorak

/s/ Boris Elisman*	Director	February 23, 2024
Boris Elisman

Signature	Title	Date

/s/ Pradeep Jotwani*	Director	February 23, 2024
Pradeep Jotwani

/s/ Robert J. Keller*	Director	February 23, 2024
Robert J. Keller

/s/ Thomas Kroeger*	Director	February 23, 2024
Thomas Kroeger

/s/ Ron Lombardi*	Director	February 23, 2024
Ron Lombardi

/s/ Graciela Monteagudo*	Director	February 23, 2024
Graciela Monteagudo

/s/ E. Mark Rajkowski*	Director	February 23, 2024
E. Mark Rajkowski

/s/ Beth Simermeyer*	Director	February 23, 2024
Beth Simermeyer

/s/ Deborah A. O'Connor
* Deborah A. O'Connor as Attorney-in-Fact

ACCO Brands Corporation

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

SCHEDULE II

Allowances for Doubtful Accounts

Changes in the allowances for doubtful accounts were as follows:

	Year Ended December 31,
(in millions)	2023	2022	2021
Balance at beginning of year	$9.1	$10.0	$11.4
Additions charged to expense	1.3	0.5	0.9
Deductions - write offs	(1.6)	(1.5)	(1.9)
Foreign exchange changes	0.5	0.1	(0.4)
Balance at end of year	$9.3	$9.1	$10.0

Allowances for Sales Discounts and Other Credits

Changes in the allowances for sales discounts and returns were as follows:

	Year Ended December 31,
(in millions)	2023	2022	2021
Balance at beginning of year	$15.6	$15.2	$12.2
Additions charged to expense	8.1	15.7	28.9
Deductions	(11.8)	(13.8)	(25.8)
Foreign exchange changes	(0.3)	(1.5)	(0.1)
Balance at end of year	$11.6	$15.6	$15.2

Allowances for Cash Discounts

Changes in the allowances for cash discounts were as follows:

	Year Ended December 31,
(in millions)	2023	2022	2021
Balance at beginning of year	$1.9	$2.4	$1.9
Additions charged to expense	20.7	22.9	22.8
Deductions - discounts taken	(20.7)	(23.3)	(22.2)
Foreign exchange changes	0.1	(0.1)	(0.1)
Balance at end of year	$2.0	$1.9	$2.4

ACCO Brands Corporation

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

SCHEDULE II (Continued)

Warranty Reserves

Changes in the reserve for warranty claims were as follows:

	Year Ended December 31,
(in millions)	2023	2022	2021
Balance at beginning of year	$6.4	$5.7	$6.1
Provision for warranties issued	3.8	5.3	2.9
Deductions - settlements made (in cash or in kind)	(4.5)	(4.3)	(2.9)
Foreign exchange changes	0.3	(0.3)	(0.4)
Balance at end of year	$6.0	$6.4	$5.7

Income Tax Valuation Allowance

Changes in the deferred tax valuation allowances were as follows:

	Year Ended December 31,
(in millions)	2023	2022	2021
Balance at beginning of year	$51.9	$52.4	$55.4
Net increase to valuation allowance - expense (benefit)	5.4	3.2	(2.2)
Foreign exchange changes	1.9	(3.7)	(0.8)
Balance at end of year	$59.2	$51.9	$52.4

See accompanying report of independent registered public accounting firm.