Form 10-Q
period 2024-03-31
ACCO BRANDS Corp
filed 2024-05-03
CIK 712034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2024

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

As of April 25, 2024, the registrant had outstanding 95,639,730 shares of Common Stock.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, particularly those anticipating future financial performance, business prospects, growth, strategies, business operations and similar matters, results of operations, liquidity, and financial condition an those related to cost reductions and anticipated pre-tax savings and restructuring costs are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the beliefs and assumptions of management based on information available to us at the time such statements are made. These statements, which are generally identifiable by the use of the words "will," "believe," "expect," "intend," "anticipate," "estimate," "forecast," "project," "plan," and similar expressions, are subject to certain risks and uncertainties, are made as of the date hereof, and we undertake no duty or obligation to update them. Forward-looking statements are subject to the occurrence of events outside the Company’s control and actual results and the timing of the events may differ materially from those suggested or implied by such forward-looking statements due to numerous factors that involve substantial known and unknown risk and uncertainties. Investors and others are cautioned not place undue reliance on forward-looking statements when deciding whether to buy, sell or hold the Company's securities.

Some of the factors that could affect our results or cause our plans, actions and results to differ materially from those expressed in the forward-looking statements contained in this Quarterly Report on Form 10-Q are detailed in "Part I, Item 1. Business" and "Part I, Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2023, as well as in "Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations" of this Quarterly Report on Form 10Q and from time to time in our other Securities and Exchange Commission (the "SEC") filings.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACCO Brands Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2024	December 31, 2023
(in millions)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$124.6	$66.4
Accounts receivable, net	274.8	430.7
Inventories	348.8	327.5
Other current assets	49.6	30.8
Total current assets	797.8	855.4
Total property, plant and equipment	584.7	599.6
Less: accumulated depreciation	(422.1)	(429.5)
Property, plant and equipment, net	162.6	170.1
Right of use asset, leases	92.2	91.0
Deferred income taxes	99.0	104.7
Goodwill	577.1	590.0
Identifiable intangibles, net	797.9	815.7
Other non-current assets	17.0	17.9
Total assets	$2,543.6	$2,644.8
Liabilities and Stockholders' Equity
Current liabilities:
Notes payable	$—	$0.2
Current portion of long-term debt	57.3	36.5
Accounts payable	170.1	183.7
Accrued compensation	33.3	53.3
Accrued customer program liabilities	73.4	104.0
Lease liabilities	20.6	20.5
Other current liabilities	118.6	143.8
Total current liabilities	473.3	542.0
Long-term debt, net	897.5	882.2
Long-term lease liabilities	77.8	76.8
Deferred income taxes	119.9	125.6
Pension and post-retirement benefit obligations	148.2	157.6
Other non-current liabilities	68.4	73.6
Total liabilities	1,785.1	1,857.8
Stockholders' equity:
Common stock	1.0	1.0
Treasury stock	(47.0)	(45.1)
Paid-in capital	1,918.8	1,913.4
Accumulated other comprehensive loss	(544.6)	(526.3)
Accumulated deficit	(569.7)	(556.0)
Total stockholders' equity	758.5	787.0
Total liabilities and stockholders' equity	$2,543.6	$2,644.8

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries

Consolidated Statements of Loss

(Unaudited)

	Three Months Ended March 31,
(in millions, except per share data)	2024	2023
Net sales	$358.9	$402.6
Cost of products sold	248.5	283.3
Gross profit	110.4	119.3
Operating costs and expenses:
Selling, general and administrative expenses	94.2	95.0
Amortization of intangibles	10.6	10.9
Restructuring	(0.3)	3.3
Total operating costs and expenses	104.5	109.2
Operating income	5.9	10.1
Non-operating expense (income):
Interest expense	13.3	13.9
Interest income	(1.9)	(2.4)
Non-operating pension expense	0.4	0.1
Other (income) expense, net	(0.6)	1.8
Loss before income tax	(5.3)	(3.3)
Income tax expense	1.0	0.4
Net loss	$(6.3)	$(3.7)

Per share:
Basic loss per share	$(0.07)	$(0.04)
Diluted loss per share	$(0.07)	$(0.04)

Weighted average number of shares outstanding:
Basic	95.7	94.9
Diluted	95.7	94.9

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries

Consolidated Statements of Comprehensive (Loss) Income

(Unaudited)

	Three Months Ended March 31,
(in millions)	2024	2023
Net loss	$(6.3)	$(3.7)
Other comprehensive (loss) income, net of tax:
Unrealized gain (loss) on derivative instruments, net of tax (expense) benefit of $(0.2) and $0.3, respectively	0.5	(0.9)
Foreign currency translation adjustments, net of tax benefit of zero and $0.1, respectively	(21.2)	8.9
Recognition of deferred pension and other post-retirement items, net of tax (expense) benefit of $(0.7) and $0.4, respectively	2.4	(1.5)
Other comprehensive (loss) income, net of tax:	(18.3)	6.5

Comprehensive (loss) income	$(24.6)	$2.8

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(in millions)	2024	2023
Operating activities
Net loss	$(6.3)	$(3.7)
Loss on disposal of assets	—	1.1
Depreciation	7.4	9.0
Amortization of debt issuance costs	0.7	0.8
Amortization of intangibles	10.6	10.9
Stock-based compensation	5.1	5.6
Changes in operating assets and liabilities:
Accounts receivable	153.8	88.6
Inventories	(26.5)	(25.0)
Other assets	(18.6)	3.6
Accounts payable	(12.7)	(38.0)
Accrued expenses and other liabilities	(76.2)	(63.6)
Accrued income taxes	(9.1)	(12.5)
Net cash provided (used) by operating activities	28.2	(23.2)
Investing activities
Additions to property, plant and equipment	(2.3)	(2.0)
Net cash used by investing activities	(2.3)	(2.0)
Financing activities
Proceeds from long-term borrowings	61.4	101.1
Repayments of long-term debt	(18.9)	(10.0)
Repayments of notes payable, net	(0.2)	(1.2)
Dividends paid	(7.2)	—
Payments related to tax withholding for stock-based compensation	(1.9)	(1.7)
Net cash provided by financing activities	33.2	88.2
Effect of foreign exchange rate changes on cash and cash equivalents	(0.9)	1.9
Net increase in cash and cash equivalents	58.2	64.9
Cash and cash equivalents
Beginning of the period	$66.4	$62.2
End of the period	$124.6	$127.1
Cash paid during the year for:
Interest	$17.8	$19.2
Income taxes	$10.1	$13.0

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries

Consolidated Statement of Stockholders' Equity

(Unaudited)

						Accumulated Other
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Accumulated
(in millions)	Shares	Value	Capital	Shares	Value	Income (Loss)	Deficit	Total
Balance at December 31, 2023	99.8	$1.0	$1,913.4	4.9	$(45.1)	$(526.3)	$(556.0)	$787.0
Net loss	—	—	—	—	—	—	(6.3)	(6.3)
Gain on derivative financial instruments, net of tax	—	—	—	—	—	0.5	—	0.5
Translation impact, net of tax	—	—	—	—	—	(21.2)	—	(21.2)
Pension and post-retirement adjustment, net of tax	—	—	—	—	—	2.4	—	2.4
Stock-based compensation	—	—	5.4	—	—	—	(0.3)	5.1
Common stock issued, net of shares withheld for employee taxes	1.1	—	—	0.3	(1.9)	—	—	(1.9)
Dividends declared $0.075 per share	—	—	—	—	—	—	(7.2)	(7.2)
Other	—	—	—	—	—	—	0.1	0.1
Balance at March 31, 2024	100.9	$1.0	$1,918.8	5.2	$(47.0)	$(544.6)	$(569.7)	$758.5

	Common Stock			Treasury Stock		Accumulated Other
(in millions)	Shares	Value	Paid-in Capital	Shares	Value	Comprehensive (Loss) Income	Accumulated Deficit	Total
Balance at December 31, 2022	98.9	$1.0	$1,897.2	4.6	$(43.4)	$(540.3)	$(504.4)	$810.1
Net loss	—	—	—	—	—	—	(3.7)	(3.7)
Loss on derivative financial instruments, net of tax	—	—	—	—	—	(0.9)	—	(0.9)
Translation impact, net of tax	—	—	—	—	—	8.9	—	8.9
Pension and post-retirement adjustment, net of tax	—	—	—	—	—	(1.5)	—	(1.5)
Stock-based compensation	—	—	6.2	—	—	—	(0.6)	5.6
Common stock issued, net of shares withheld for employee taxes	0.9	—	—	0.3	(1.7)	—	—	(1.7)
Dividends declared $0.075 per share	—	—	—	—	—	—	(7.1)	(7.1)
Other	—	—	(0.1)	—	0.1	—	0.1	0.1
Balance at March 31, 2023	99.8	$1.0	$1,903.3	4.9	$(45.0)	$(533.8)	$(515.7)	$809.8

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

As used in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, the terms "ACCO Brands," "ACCO," the "Company," "we," "us," and "our" refer to ACCO Brands Corporation and its consolidated subsidiaries.

The management of ACCO Brands Corporation is responsible for the accuracy and internal consistency of the preparation of the condensed consolidated financial statements and notes contained in this Quarterly Report on Form 10-Q.

The condensed consolidated interim financial statements have been prepared pursuant to the rules and regulations of the SEC. Although the Company believes the disclosures are adequate to make the information presented not misleading, certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the U.S. ("GAAP") have been condensed or omitted pursuant to those rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

The Condensed Consolidated Balance Sheet as of March 31, 2024 and the related Consolidated Statements of Loss, Consolidated Statements of Comprehensive (Loss) Income, and Consolidated Statements of Stockholders' Equity for the three months ended March 31, 2024 and 2023, and the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023 are unaudited. The December 31, 2023 Condensed Consolidated Balance Sheet data was derived from audited financial statements but does not include all annual disclosures required by GAAP. The financial statements included herein were prepared by management and reflect all adjustments (consisting solely of normal recurring items unless otherwise noted) which are, in the opinion of management, necessary for the fair presentation of the results of operations and cash flows for the interim periods ended March 31, 2024 and 2023, and the financial position of the Company as of March 31, 2024. Interim results may not be indicative of results for a full year.

Effective January 1, 2024, the Company reorganized its previously reported North America, EMEA and International operating segments into two operating segments, Americas and International. The Americas segment includes the U.S., Canada, Brazil, Mexico and Chile and the International segment includes EMEA, Australia, New Zealand and Asia. Prior period results have been reclassified to reflect this change in our operating segments. See Note 16. Information on Business Segments" for further details.

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

Recently Adopted Accounting Standards

There were no accounting standards that were adopted in the first three months of 2024 that had a material effect on the Company’s financial condition, results of operations or cash flow.

3. Long-term Debt and Short-term Borrowings

Notes payable and long-term debt, listed in order of the priority of security interests in assets of the Company, consisted of the following as of March 31, 2024 and December 31, 2023:

(in millions)	March 31, 2024	December 31, 2023
Euro Senior Secured Term Loan A, due March 2026 (floating interest rate of 5.65% at March 31, 2024 and 5.93% at December 31, 2023)	$208.1	$218.2
USD Senior Secured Term Loan A, due March 2026 (floating interest rate of 7.18% at March 31, 2024 and 7.50% at December 31, 2023)	76.3	78.0
Australian Dollar Senior Secured Term Loan A, due March 2026 (floating interest rate of 6.17% at March 31, 2024 and 6.42% at December 31, 2023)	30.3	32.5
U.S. Dollar Senior Secured Revolving Credit Facility, due March 2026 (floating interest rate of 7.18% at March 31, 2024 and 7.4% at December 31, 2023)	64.1	7.3
Australian Dollar Senior Secured Revolving Credit Facility, due March 2026 (floating interest rate of 6.12% at March 31, 2024 and 6.42% at December 31, 2023)	7.2	14.3
Senior Unsecured Notes, due March 2029 (fixed interest rate of 4.25%)	575.0	575.0
Other borrowings	—	0.3
Total debt	961.0	925.6
Less:
Current portion	57.3	36.7
Debt issuance costs, unamortized	6.2	6.7
Long-term debt, net	$897.5	$882.2

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

As of March 31, 2024, there was $71.3 million in borrowings outstanding under the Revolving Facility. The remaining amount available for borrowings was $517.6 million (allowing for $11.1 million of letters of credit outstanding on that date).

As of March 31, 2024, our Consolidated Leverage Ratio was approximately 3.49 to 1.00 versus our maximum covenant of 4.25 to 1.00.

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

The components of lease expense were as follows:

	Three Months Ended March 31,
(in millions)	2024	2023
Operating lease cost	$7.4	$7.0
Sublease income	(0.9)	(0.6)
Total lease cost	$6.5	$6.4

Other information related to leases was as follows:

	Three Months Ended March 31,
(in millions, except lease term and discount rate)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7.7	$7.4
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$8.7	$3.4

Weighted average remaining lease term:
Operating leases	6 years

Weighted average discount rate:
Operating leases	5.3%

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Future minimum lease payments, net of sublease income, for all non-cancelable leases as of March 31, 2024, were as follows:

(in millions)	Operating Leases
2024	$19.4
2025	24.8
2026	20.3
2027	15.1
2028	12.8
2029	10.1
Thereafter	17.9
Total minimum lease payments	120.4
Less imputed interest	21.9
Future minimum payments for leases, net of sublease rental income and imputed interest	$98.5

5. Pension and Other Retiree Benefits

The components of net periodic benefit (income) cost for pension and post-retirement plans for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
	Pension				Post-retirement
	U.S.		International
(in millions)	2024	2023	2024	2023	2024	2023
Service cost	$—	$—	$0.2	$0.1	$—	$—
Interest cost	1.9	2.0	4.6	4.9	—	—
Expected return on plan assets	(3.2)	(3.0)	(4.8)	(5.3)	—	—
Amortization of net loss (gain)	0.6	0.6	1.3	1.0	(0.1)	(0.1)
Amortization of prior service cost	—	—	—	0.1	—	—
Net periodic benefit (income) cost (1)	$(0.7)	$(0.4)	$1.3	$0.8	$(0.1)	$(0.1)

(1)
The components of net periodic benefit (income) cost, other than service cost, are included in the line "Non-operating pension expense" in the Consolidated Statements of Loss.

We expect to contribute approximately $15.8 million to our defined benefit plans in 2024. For the three months ended March 31, 2024, we have contributed $4.6 million to these plans.

6. Stock-Based Compensation

The following table summarizes our stock-based compensation expense (including stock options, restricted stock units ("RSUs") and performance stock units ("PSUs") for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
(in millions)	2024	2023
Stock option compensation expense	$0.2	$1.9
RSU compensation expense	3.6	2.3
PSU compensation expense	1.3	1.4
Total stock-based compensation expense	$5.1	$5.6

We generally recognize compensation expense for stock-based awards ratably over the vesting period. During the first quarter of 2024, stock compensation grants were made consisting of 1,302,151 RSUs and 1,741,749 PSUs.

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes our unrecognized compensation expense and the weighted-average period over which the expense will be recognized as of March 31, 2024:

	March 31, 2024
(in millions, except weighted average years)	Unrecognized Compensation Expense	Weighted Average Years Expense To Be Recognized Over
Stock options	$0.5	1.0
RSUs	$10.2	2.6
PSUs	$7.5	2.1

7. Inventories

The components of inventories were as follows:

(in millions)	March 31, 2024	December 31, 2023
Raw materials	$53.3	$50.1
Work in process	4.5	4.7
Finished goods	291.0	272.7
Total inventories	$348.8	$327.5

8. Goodwill and Identifiable Intangible Assets

Goodwill

We test goodwill for impairment at least annually as of our measurement date of May 31st and on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred.

As of January 1, 2024, the Company reorganized its previously reported North America, EMEA and International operating segments into two operating segments, Americas and International. See "Note 16. Information on Business Segments" for further details. Goodwill was re-allocated between our two new operating segments based on a relative fair value approach.

We determined that the Americas and International also represent our reporting units for goodwill impairment testing purposes. We identified the reorganization as a triggering event and performed a quantitative assessment of impairment for goodwill for each of our two new reporting units as of January 1, 2024. The result of our assessments for the Americas and International reporting units was that the fair value of each exceeded its carrying values and we concluded that no impairment existed. No further triggering events were identified during the quarter ended March 31, 2024.

Estimating the fair value of each reporting unit requires us to make assumptions and estimates regarding our future. We utilized a combination of discounted cash flows and market approach. The financial projections used in the valuation models reflected management's assumptions regarding revenue growth rates, economic and market trends, cost structure, discount rate, and other expectations about the anticipated short-term and long-term operating results for each of our two reporting units.

We believe the assumptions used in our goodwill impairment analysis are appropriate and result in reasonable estimates of the implied fair value of each reporting unit. However, given the economic environment and the uncertainties regarding the impact of our business, there can be no assurance that our estimates and assumptions, made for purposes of our goodwill impairment testing, will prove to be an accurate prediction of the future. If our assumptions regarding future performance are not achieved, we may be required to record additional goodwill impairment charges in future periods.

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

We have reclassified our goodwill by segment for the period presented below to reflect the change in operating segments. Changes in the net carrying amount of goodwill by segment were as follows:

(in millions)	ACCO Brands Americas	ACCO Brands International	Total
Balance at December 31, 2023	$383.6	$206.4	$590.0
Foreign currency translation	(0.2)	(12.7)	(12.9)
Balance at March 31, 2024	$383.4	$193.7	$577.1

Identifiable Intangible Assets

The gross carrying value and accumulated amortization by class of identifiable intangible assets as of March 31, 2024 and December 31, 2023, were as follows:

	March 31, 2024			December 31, 2023
(in millions)	Gross Carrying Amounts	Accumulated Amortization	Net Book Value	Gross Carrying Amounts	Accumulated Amortization	Net Book Value
Indefinite-lived intangible assets:
Trade names(1)	$295.1	$(44.5)	$250.6	$295.1	$(44.5)	$250.6
Amortizable intangible assets:
Trade names	489.8	(145.1)	344.7	497.1	(142.0)	355.1
Customer and contractual relationships	358.0	(222.6)	135.4	362.4	(221.3)	141.1
Vendor relationships	82.4	(18.1)	64.3	82.4	(16.7)	65.7
Patents	8.0	(5.1)	2.9	8.2	(5.0)	3.2
Subtotal	938.2	(390.9)	547.3	950.1	(385.0)	565.1
Total identifiable intangibles	$1,233.3	$(435.4)	$797.9	$1,245.2	$(429.5)	$815.7

(1)
Accumulated amortization prior to the adoption of authoritative guidance on goodwill and other intangible assets, at which time further amortization ceased.

The Company's intangible amortization expense for the three months ended March 31, 2024 and 2023 was $10.6 million and $10.9 million, respectively.

Estimated amortization expense for amortizable intangible assets, as of March 31, 2024, for the current year and the next five years is as follows:

(in millions)	2024	2025	2026	2027	2028	2029
Estimated amortization expense(2)	$42.1	$40.5	$38.4	$36.0	$33.8	$32.0

(2)
Actual amounts of amortization expense may differ from estimated amounts due to changes in foreign currency exchange rates, additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets and other events.

We test indefinite-lived intangibles for impairment at least annually as of our measurement date of May 31st and on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. We did not identify a triggering event during the quarter ended March 31, 2024, that would indicate it is more likely than not that an impairment loss has been incurred.

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

9. Restructuring

The Company recorded a $0.3 million reduction in the restructuring provision and $3.3 million of restructuring provision for the three months ended March 31, 2024 and 2023, respectively, which was primarily for severance costs related to cost reduction initiatives in our International segment.

The summary of the activity in the restructuring liability for the three months ended March 31, 2024, was as follows:

(in millions)	Balance at December 31, 2023	Provision	Cash Expenditures	Non-cash Items/Currency Change	Balance at March 31, 2024
Employee termination costs(1)	$27.5	$(0.3)	$(4.7)	$(0.2)	$22.3
Other(2)	0.9	—	(0.1)	—	0.8
Total restructuring liability	$28.4	$(0.3)	$(4.8)	$(0.2)	$23.1

(1)
We expect the remaining $22.3 million employee termination costs to be substantially paid in the next twelve months.
(2)
We expect the remaining $0.8 million of other costs to be substantially paid in the next nine months.

The summary of the activity in the restructuring liability for the three months ended March 31, 2023, was as follows:

(in millions)	Balance at December 31, 2022	Provision	Cash Expenditures	Non-cash Items/Currency Change	Balance at March 31, 2023
Employee termination costs	$8.7	$2.7	$(2.6)	$0.1	$8.9
Other	—	0.6	—	—	0.6
Total restructuring liability	$8.7	$3.3	$(2.6)	$0.1	$9.5

10. Income Taxes

For the three months ended March 31, 2024, we recorded income tax expense of $1.0 million on a loss before taxes of $5.3 million. For the three months ended March 31, 2023, we recorded income tax expense of $0.4 million on a loss before taxes of $3.3 million. The $0.6 million increase in tax expense compared to the three months ended March 31, 2023 was primarily driven by a $0.7 million increase in discrete income tax expense during the first quarter of 2024 compared to the first quarter of 2023.

The U.S. federal statute of limitations remains open for the years 2020 and forward. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from 2 to 6 years. Years still open to examination by foreign tax authorities in major jurisdictions include Australia (2018 forward), Brazil (2018 forward), Canada (2018 forward), Germany (2020 forward), Sweden (2021 forward) and the U.K. (2021 forward). We are currently under examination in certain foreign jurisdictions.

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

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

During the third quarter of 2023, there was a change in Brazilian law which allowed us to seek a cancellation of the 75 percent standard penalty that would be payable in the event we do not prevail in our actions challenging the Brazil Tax Assessments. Following completion of the necessary administrative procedures, during the fourth quarter of 2023, the Company reduced its reserve for this contingency by $13.3 million, representing the amount of the cancelled penalties, as well as interest and other fees related to those penalties.

We will continue to actively monitor administrative and judicial court decisions and evaluate their impact, if any, on our legal assessment of the ultimate outcome of our disputes. In addition, we will continue to accrue interest related to this contingency until such time as the outcome is known or until evidence is presented that we are more likely than not to prevail. During the three months ended March 31, 2024 and 2023, we accrued additional interest as a charge to current income tax expense of $0.2 million and $0.4 million, respectively. At current exchange rates, our accrual as of March 31, 2024, including tax, penalties and interest is $21.2 million (reported in "Other non-current liabilities").

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

11. Earnings per Share

Total outstanding shares as of March 31, 2024 and 2023, were 95.6 million and 94.9 million, respectively. For each of the three months ended March 31, 2024 and 2023, we acquired 0.4 million and 0.3 million shares, respectively, related to tax withholding for share-based compensation.

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

Our weighted-average number of shares outstanding for the three months ended March 31, 2024 and 2023 was as follows:

	Three Months Ended March 31,
(in millions)	2024	2023
Weighted-average number of shares of common stock outstanding - basic	95.7	94.9
Effect of dilutive securities:
Stock options	—	—
Restricted stock units	—	—
Weighted-average shares and assumed conversions - diluted(1)	95.7	94.9

(1)
As a result of the net loss for the three months ended March 31, 2024 and 2023, diluted earnings per share does not include the effects of the stock awards for which the average market price for the period exceeds the exercised price, as their effect would have been anti-dilutive.

Awards of potentially dilutive shares of common stock, which have exercise prices that were higher than the average market price during the period, are not included in the computation of dilutive earnings per share as their effect would have been anti-dilutive. For the three months ended March 31, 2024 and 2023, the number of anti-dilutive shares was approximately 9.8 million and 11.5 million, respectively.

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

Forward currency contracts are used to hedge foreign denominated inventory purchases for Europe, Australia, Canada, Japan and New Zealand, and are designated as cash flow hedges. Unrealized gains and losses on these contracts are deferred in Accumulated Other Comprehensive Income (Loss) ("AOCI") until the contracts are settled and the underlying hedged transactions relating to inventory purchases are recognized, at which time the deferred gains or losses will be reported in the "Cost of products sold" line in the Consolidated Statements of Loss. As of March 31, 2024 and December 31, 2023, we had cash flow foreign exchange contracts outstanding with a U.S. dollar equivalent notional value of $89.1 million and $80.2 million, respectively, which were designated as hedges.

Forward currency contracts used to hedge foreign denominated intercompany loans are not designated as hedging instruments. Gains and losses on these derivative instruments are recognized within "Other (income) expense, net" in the Consolidated Statements of Loss and are largely offset by the change in the current translated value of the hedged item. The periods of the forward foreign exchange contracts correspond to the periods of the hedged transactions, with some relating to intercompany loans which extend beyond March 2025. As of March 31, 2024 and December 31, 2023, we had foreign exchange contracts outstanding with a U.S. dollar equivalent notional value of $160.4 million and $102.3 million, respectively, which were not designated as hedges.

The following table summarizes the fair value of our derivative financial instruments as of March 31, 2024 and December 31, 2023:

	Fair Value of Derivative Instruments
	Derivative Assets			Derivative Liabilities
(in millions)	Balance Sheet Location	March 31, 2024	December 31, 2023	Balance Sheet Location	March 31, 2024	December 31, 2023
Derivatives designated as hedging instruments:
Foreign exchange contracts	Other current assets	$0.8	$0.3	Other current liabilities	$0.3	$1.6
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current assets	0.8	1.0	Other current liabilities	1.8	0.1
Foreign exchange contracts	Other non-current assets	2.1	3.2	Other non-current liabilities	2.1	3.2
Total derivatives		$3.7	$4.5		$4.2	$4.9

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables summarize the pre-tax effect of our derivative financial instruments on the condensed consolidated financial statements for the three months ended March 31, 2024 and 2023:

	The Effect of Derivative Instruments in Cash Flow Hedging Relationships on the Consolidated Financial Statements
	Amount of Gain (Loss) Recognized in AOCI (Effective Portion)		Location of (Gain) Loss Reclassified from AOCI to Income	Amount of (Gain) Loss Reclassified from AOCI to Income (Effective Portion)
	Three months ended March 31,			Three months ended March 31,
(in millions)	2024	2023		2024	2023
Cash flow hedges:
Foreign exchange contracts	$1.0	$(0.6)	Cost of products sold	$(0.4)	$(0.5)

	The Effect of Derivatives Not Designated as Hedging Instruments on the Consolidated Financial Statements
	Location of (Gain) Loss Recognized in Income on Derivatives	Amount of (Gain) Loss Recognized in Income
		Three months ended March 31,
(in millions)		2024	2023
Foreign exchange contracts	Other expense (income), net	$1.3	$1.7

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

We have determined that our financial assets and liabilities described in "Note 12. Derivative Financial Instruments" are Level 2 in the fair value hierarchy. The following table sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2024 and December 31, 2023:

(in millions)	March 31, 2024	December 31, 2023
Assets:
Forward currency contracts	$3.7	$4.5
Liabilities:
Forward currency contracts	$4.2	$4.9

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

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The fair values of cash and cash equivalents, notes payable to banks, accounts receivable and accounts payable approximate carrying amounts due principally to their short maturities. The carrying amount of total debt was $961.0 million and $925.6 million and the estimated fair value of total debt was $900.6 million and $870.9 million at March 31, 2024 and December 31, 2023, respectively. The fair values are determined from quoted market prices, where available, and from using current interest rates based on credit ratings and the remaining terms of maturity.

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

14. Accumulated Other Comprehensive Income (Loss)

AOCI is defined as net income (loss) and other changes in stockholders’ equity from transactions and other events from sources other than stockholders. The components of, and changes in, AOCI were as follows:

(in millions)	Derivative Financial Instruments	Foreign Currency Adjustments	Unrecognized Pension and Other Post-retirement Benefit Costs	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2023	$(0.7)	$(349.8)	$(175.8)	$(526.3)
Other comprehensive (loss) income before reclassifications, net of tax	0.7	(21.2)	1.0	(19.5)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(0.2)	—	1.4	1.2
Balance at March 31, 2024	$(0.2)	$(371.0)	$(173.4)	$(544.6)

The reclassifications out of AOCI for the three months ended March 31, 2024 and 2023 were as follows:

	Three months ended March 31,
(in millions)	2024	2023

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Location on Income Statement
Gain (loss) on cash flow hedges:
Foreign exchange contracts	$0.4	$0.5	Cost of products sold
Tax expense	(0.2)	(0.1)	Income tax expense
Net of tax	$0.2	$0.4
Defined benefit plan items:
Amortization of net actuarial loss(1)	$(1.8)	$(1.5)
Amortization of prior service cost(1)	—	(0.1)
Total before tax	(1.8)	(1.6)
Tax benefit	0.4	0.5	Income tax expense
Net of tax	$(1.4)	$(1.1)

Total reclassifications for the period, net of tax	$(1.2)	$(0.7)

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

As of December 31, 2023, there was $2.9 million of unearned revenue associated with outstanding service or extended maintenance agreements ("EMAs"), primarily reported in "Other current liabilities." During the three months ended March 31, 2024, $1.2 million of the unearned revenue was earned and recognized. As of March 31, 2024, the amount of unearned revenue from EMAs was $2.9 million. We expect to earn and recognize approximately $2.5 million of the unearned amount in the next 12 months and $0.4 million in periods beyond the next 12 months.

The following tables present our net sales disaggregated by regional geography, by reporting business segments and our net sales disaggregated by the timing of revenue recognition for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
(in millions)	2024	2023
United States	$137.3	$156.0
Canada	18.2	21.6
Latin America	41.7	52.4
ACCO Brands Americas	197.2	230.0

EMEA(1)	129.2	135.8
Australia/N.Z.	25.1	28.3
Asia	7.4	8.5
ACCO Brands International	161.7	172.6
Net sales(2)	$358.9	$402.6

(1) EMEA is comprised largely of Europe, but also includes export sales to the Middle East and Africa.

(2) Net sales are attributed to geographic areas based on the location of the selling subsidiaries.

	Three months ended March 31,
(in millions)	2024	2023
Product and services transferred at a point in time	$348.9	$390.3
Product and services transferred over time	10.0	12.3
Net sales	$358.9	$402.6

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

16. Information on Business Segments

Effective January 1, 2024, the Company reorganized its previously reported North America, EMEA and International operating segments into two operating segments, Americas and International. The Americas includes the U.S., Canada, Brazil, Mexico and Chile and International includes EMEA, Australia, New Zealand and Asia. The new organizational structure aligns with how the Chief Operating Decision Maker ("CODM") analyzes and evaluates the Company's performance. This change will simplify and delayer the Company's operating structure and reduce costs through headcount reductions, supply change optimization, global footprint rationalization, and better leverage of our sourcing capabilities. Prior period results have been reclassified to reflect this change in our operating segments.

The Company's two segments are as follows:

Operating Segment	Geography	Primary Brands	Primary Products
ACCO Brands Americas	United States, Canada and Latin America	Five Star®, PowerA®, Tilibra®, AT-A-GLANCE®, Kensington®, Quartet®, GBC®, Mead®, Swingline®, Barrilito®, Foroni® and Hilroy®	Note taking products, computer and gaming accessories; planners; workspace machines, tools and essentials and dry erase boards and accessories.

ACCO Brands International	EMEA, Australia/N.Z., and Asia	Leitz®, Rapid®, Kensington®, Esselte®, Rexel®, PowerA®, GBC®, NOBO®, Franken®, Derwent®, Marbig®, Artline®* and Spirax® *Australia/N.Z. only	Filing and organization products; workspace machines, tools and essentials; computer and gaming accessories; dry erase boards and accessories; and writing and art products.

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

Net sales by reportable business segment for the three months ended March 31, 2024 and 2023 were as follows:

(in millions)	2024	2023
ACCO Brands Americas	$197.2	$230.0
ACCO Brands International	161.7	172.6
Net sales	$358.9	$402.6

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Operating income by business segment for the three months ended March 31, 2024 and 2023 was as follows:

(in millions)	2024	2023
ACCO Brands Americas	$6.1	$12.3
ACCO Brands International	12.8	9.7
Segment operating income	18.9	22.0
Corporate	(13.0)	(11.9)
Operating income(1)	5.9	10.1
Interest expense	13.3	13.9
Interest income	(1.9)	(2.4)
Non-operating pension expense	0.4	0.1
Other (income) expense, net	(0.6)	1.8
Loss before income tax	$(5.3)	$(3.3)

(1)
Operating income is defined as i) net sales; ii) less cost of products sold; iii) less selling, general and administrative expenses; iv) less amortization of intangibles; v) less restructuring charges; and vi) less change in the fair value of contingent consideration.

The following table presents the measure of reportable business segment assets used by the Company’s CODM as of March 31, 2024 and December 31, 2023:

(in millions)	2024	2023
ACCO Brands Americas(2)	$548.3	$648.7
ACCO Brands International(2)	283.2	308.3
Total segment assets	831.5	957.0
Unallocated assets	1,708.2	1,684.2
Corporate(2)	3.9	3.6
Total assets	$2,543.6	$2,644.8

(2)
Represents total assets, excluding goodwill and identifiable intangibles resulting from business acquisitions, intercompany balances, cash, deferred taxes, derivatives, prepaid pension assets, prepaid debt issuance costs and right of use asset, leases.

As a supplement to the presentation of reportable business segment assets presented above, the table below presents reportable business segment assets, including right of use asset, leases, the allocation of identifiable intangible assets and goodwill resulting from business combinations as of March 31, 2024 and December 31, 2023:

(in millions)	2024	2023
ACCO Brands Americas(3)	$1,516.0	$1,624.6
ACCO Brands International(3)	690.7	738.5
Total segment assets	2,206.7	2,363.1
Unallocated assets	333.3	278.4
Corporate(3)	3.6	3.3
Total assets	$2,543.6	$2,644.8

(3)
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

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

ACCO Brazil filed legal actions requesting recovery of these excess tax payments by way of future Tax Credits covering various time periods prior to March 15, 2017. All of these cases have been finally decided in a court of law in favor of ACCO Brazil. During the three months ended March 31, 2024, ACCO Brazil completed the necessary administrative steps which allowed it to benefit from additional Tax Credits and record a gain of $1.9 million, which is included in "Other (income) expense, net," on our Consolidated Statements of Loss. The Tax Credits will be utilized against future tax obligations.

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

In September of 2021, the Supreme Court of Brazil issued its final ruling in a leading case which provides that corporate income tax (“IRPJ”) and social contribution on net income (“CSLL”) should not be levied on the Special System of Clearance and Custody (“SELIC”) interest rate received by taxpayers on the refund of overpaid taxes as in our Tax Credits. As of March 31, 2024, ACCO Brazil filed legal actions requesting recovery of these excess tax payments and completed the necessary administrative steps which allowed it to record an income tax benefit of $2.6 million.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three months ended March 31, 2024 and 2023 should be read in conjunction with the unaudited condensed consolidated financial statements of ACCO Brands Corporation and the accompanying notes contained therein.

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

Effective January 1, 2024, the Company reorganized its previously reported North America, EMEA and International operating segments into two operating segments, Americas and International. Americas includes the U.S., Canada, Brazil, Mexico and Chile and International includes EMEA, Australia, New Zealand and Asia. This change will simplify and delayer the Company's operating structure and reduce costs through headcount reductions, supply change optimization, global footprint rationalization, and better leverage of our sourcing capabilities. Prior period results have been reclassified to reflect this change in our operating segments. Each business segment designs, markets, sources, manufactures, and sells recognized consumer, technology and business branded products used in schools, homes and at work. Product designs are tailored to end-user preferences in each geographic region, and where possible, leverage common engineering, design, and sourcing.

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

Overview of Performance

The Company continues to be impacted by soft global demand, reflecting weak consumer and office spending due to inflationary pressures and rising interest rates, overall changes in the workplace environment as return to office trends have stabilized, and geopolitical uncertainties. We expect these collective global trends to continue to impact our financial results through the remainder of the year.

During the first quarter, our net sales decreased $43.7 million, or 10.9 percent, compared to the prior year's first quarter. The decrease was due to reduced volumes due to softer global consumer and business demand for our office products and computer accessories, reduced back-to-school sales in Brazil, and from the exit of lower margin business in the U.S. and Canada, partly offset by the benefit of price increases and favorable foreign exchange. Gross margin increased 120 basis points compared to the prior-year period, primarily due to moderating input costs and the impact of cost reduction actions and price increases, partly offset by volume declines.

We reported operating income of $5.9 million in the first quarter, compared to $10.1 million in the prior year's first quarter. Operating income decreased primarily due to lower gross profit, partially offset by lower restructuring expenses.

Our operating cash flow for the first three months was cash provided of $28.2 million, compared to cash used of $23.2 million in the prior year, primarily reflecting reductions in working capital. Our seasonal operating cash flow has a historic pattern of strong inflows in the second half.

Consolidated Results of Operations for the Three Months Ended March 31, 2024 and 2023

	Three Months Ended March 31,		Amount of Change
(in millions, except per share data)	2024	2023	$	%/pts
Net sales	$358.9	$402.6	$(43.7)	(10.9)%
Cost of products sold	248.5	283.3	(34.8)	(12.3)%
Gross profit	110.4	119.3	(8.9)	(7.5)%
Gross profit margin	30.8%	29.6%		1.2	pts
Selling, general and administrative expenses	94.2	95.0	(0.8)	(0.8)%
SG&A% to net sales	26.2%	23.6%		2.6	pts
Amortization of intangibles	10.6	10.9	(0.3)	(2.8)%
Restructuring	(0.3)	3.3	(3.6)	NM
Operating income	5.9	10.1	(4.2)	(41.6)%
Operating income margin	1.6%	2.5%		(0.9)	pts
Interest expense	13.3	13.9	(0.6)	(4.3)%
Interest income	(1.9)	(2.4)	0.5	(20.8)%
Non-operating pension expense	0.4	0.1	0.3	NM
Other (income) expense, net	(0.6)	1.8	(2.4)	NM
Loss before income tax	(5.3)	(3.3)	(2.0)	60.6%
Income tax expense	1.0	0.4	0.6	NM
Effective tax rate	(18.9)%	(12.1)%		(6.8)	pts
Net loss	(6.3)	(3.7)	(2.6)	70.3%
Weighted average number of diluted shares outstanding:	95.7	94.9	0.8	0.8%
Diluted loss per share	$(0.07)	$(0.04)	$(0.03)	75.0%
Comparable sales (Non-GAAP)(1)	$357.2	$402.6	$(45.4)	(11.3)%

(1)
See reconciliation to GAAP contained in Part I, Item 2. "Supplemental Non-GAAP Financial Measure."

Net Sales

For the three months ended March 31, 2024, net sales decreased $43.7 million, or 10.9 percent, including $1.7 million, or 0.4 percent, from favorable foreign exchange. Comparable net sales decreased 11.3 percent. The sales declines were driven by lower volume, which was down 12.0 percent, primarily due to softer global consumer and business demand for our office products and computer accessories. Approximately 3.0 percent of our decline relates to lower back-to-school sales in Brazil and approximately 2.0 percent from the exit of lower margin business. The volume decline more than offset the benefit of price increases which added 0.7 percent.

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

For the three months ended March 31, 2024, cost of products sold decreased $34.8 million, or 12.3 percent, primarily due to lower net sales, moderating input costs and the impact of global cost reduction actions. Adverse foreign exchange increased cost of products sold by $1.0 million, or 0.4 percent.

Gross Profit

For the three months ended March 31, 2024, gross profit decreased $8.9 million, or 7.5 percent, primarily due to volume declines partly offset by lower cost of products sold. Favorable foreign exchange increased gross profit by $0.7 million, or 0.6 percent.

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

For the three months ended March 31, 2024, SG&A decreased $0.8 million, or 0.8 percent, primarily due to the impact of cost reduction actions, partly offset by people cost inflation and higher incentive compensation expense. Adverse foreign exchange increased SG&A by $0.5 million, or 0.5 percent.

Operating Income

For the three months ended March 31, 2024, operating income decreased $4.2 million primarily due to a reduction in gross profit of $8.9 million, partially offset by lower restructuring charges of $3.6 million, lower SG&A of $0.8 million, and favorable foreign exchange of $0.2 million, or 2.0 percent.

Income Tax Expense

For the three months ended March 31, 2024, we recorded income tax expense of $1.0 million on a loss before tax of $5.3 million. This compared with an income tax expense of $0.4 million on a loss before taxes of $3.3 million for the three months ended March 31, 2023.

See "Note 10. Income Taxes" for more information.

Net Loss/Diluted Loss per Share

For the three months ended March 31, 2024, net loss was $6.3 million compared to a net loss of $3.7 million in the prior year. The increase in net loss is due to the items noted above.

Segment Net Sales and Operating Income (Loss) for the Three Months Ended March 31, 2024 and 2023

ACCO Brands Americas

	Three Months Ended March 31,		Amount of Change
(in millions)	2024	2023	$	%/pts
Net sales	$197.2	$230.0	$(32.8)	(14.3)%
Segment operating income⁽¹⁾	6.1	12.3	(6.2)	(50.4)%
Segment operating income margin	3.1%	5.3%		(2.2)	pts
Comparable sales (Non-GAAP)⁽²⁾	$194.8	$230.0	$(35.2)	(15.3)%

(1)
Segment operating income excludes corporate costs. See "Part I, Item 1. Note 16. Information on Business Segments" for a reconciliation of total "Segment operating income" to "Loss before income tax."
(2)
See reconciliation to GAAP contained in Part I, Item 2. "Supplemental Non-GAAP Financial Measure."

For the three months ended March 31, 2024, net sales decreased $32.8 million, or 14.3 percent, as a result of lower volume of $33.6 million, or 14.6 percent. The volume decline was primarily due to softer consumer and business demand, particularly for office products and computer accessories. Approximately 5.0 percent of our decline relates to lower back-to-school sales in Brazil and approximately 4.0 percent from the exit of lower margin business. Favorable foreign exchange increased net sales $2.4 million or 1.0 percent.

For the three months ended March 31, 2024, operating income decreased $6.2 million, or 50.4 percent, due to the impact of lower sales volume and negative fixed cost leverage, partly offset by moderating input costs, and lower SG&A expense as a result of our cost reduction initiatives. Favorable foreign exchange increased operating income $0.5 million or 4.1 percent.

ACCO Brands International

	Three Months Ended March 31,		Amount of Change
(in millions)	2024	2023	$	%/pts
Net sales	$161.7	$172.6	$(10.9)	(6.3)%
Segment operating income⁽¹⁾	12.8	9.7	3.1	32.0%
Segment operating income margin	7.9%	5.6%		2.3	pts
Comparable sales (Non-GAAP)⁽²⁾	$162.4	$172.6	$(10.2)	(5.9)%

(1)
Segment operating income excludes corporate costs. See "Part I, Item 1. Note 16. Information on Business Segments" for a reconciliation of total "Segment operating loss" to "Loss before income tax."
(2)
See reconciliation to GAAP contained in Part I, Item 2. "Supplemental Non-GAAP Financial Measure."

For the three months ended March 31, 2024, net sales decreased $10.9 million, or 6.3 percent, primarily due to lower volume of $14.8 million, or 8.6 percent, partly offset by price increases which added $4.7 million, or 2.7 percent. The lower volume reflects reduced consumer and business demand for our office and computer accessories categories. Adverse foreign exchange reduced net sales $0.7 million, or 0.4 percent.

For the three months ended March 31, 2024, operating income increased $3.1 million primarily due to lower restructuring of $3.4 million. Adverse foreign exchange reduced operating income $0.3 million, or 3.1 percent.

Liquidity and Capital Resources

Our primary liquidity needs are to support our working capital requirements, service indebtedness and fund capital expenditures and dividends. Our principal sources of liquidity are cash flows from operating activities, cash and cash equivalents held, and seasonal borrowings under our $600 million multi-currency revolving credit facility (the "Revolving Facility"). As of March 31, 2024, there was $71.3 million in borrowings outstanding under the Revolving Facility ($28.7 million reported in "Current portion of long-term debt" and $42.6 million reported in "Long-term debt, net"), and the amount available for borrowings was $517.6 million (allowing for $11.1 million of letters of credit outstanding on that date). We had $124.6 million in cash on hand. We maintain adequate financing arrangements at market rates.

As of March 31, 2024, our Consolidated Leverage Ratio was approximately 3.49 to 1.00 versus our maximum covenant of 4.25 to 1.00. We have no debt maturities before March 2026.

Our near-term use of cash will be to fund our dividend and reduce debt. Our long-term strategy remains to deploy cash to fund dividends, reduce debt, make acquisitions and repurchase stock.

The $386.0 million of debt outstanding as of March 31, 2024 under our senior secured credit facilities had a weighted average interest rate of 7.07 percent, and the $575.0 million outstanding principal amount of our senior unsecured notes due 2029 had a fixed interest rate of 4.25 percent.

Adequacy of Liquidity Sources

We believe that cash flow from operations, our current cash balance and other sources of liquidity, including borrowings available under our Revolving Facility, will be adequate to support our requirements for working capital and restructuring expenditures, and to service indebtedness for the foreseeable future.

Restructuring Activities

From time to time the Company may implement restructuring, realignment or cost-reduction plans and activities, including those related to integrating acquired businesses.

For additional details, see "Note 9. Restructuring" to the condensed consolidated financial statements contained in "Part I, Item 1. Financial Information" of this Quarterly Report on Form 10-Q.

Cash Flow for the Three Months Ended March 31, 2024 and 2023

During the three months ended March 31, 2024, our cash and cash equivalents increased $58.2 million, as compared to an increase of $64.9 million in the first three months of the prior year. The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
(in millions)	2024	2023	Amount of Change
Net cash flow (used in) provided by:
Operating activities	$28.2	$(23.2)	$51.4
Investing activities	(2.3)	(2.0)	(0.3)

Net (repayments) borrowings	42.3	89.9	(47.6)
Dividends paid	(7.2)	—	(7.2)
All other financing	(1.9)	(1.7)	(0.2)
Financing activities	33.2	88.2	(55.0)
Effect of foreign exchange rate changes on cash and cash equivalents	(0.9)	1.9	(2.8)
Net increase in cash and cash equivalents	$58.2	$64.9	$(6.7)

Cash Flow from Operating Activities

Cash provided by operating activities was $28.2 million during the three months ended March 31, 2024, which was driven by cash provided by trade working capital of $114.6 million, which includes accounts receivable, inventory and accounts payable. This was partially offset by cash payments for incentives, interest and taxes.

Cash used by operating activities was $23.2 million during the three months ended March 31, 2023, which was driven by cash payments for incentives, interest and taxes. These were partially offset by cash provided by trade working capital of $25.6 million, which includes accounts receivable, inventory and accounts payable.

Cash Flow from Investing Activities

Cash used by investing activities of $2.3 million during the three months ended March 31, 2024, was due to capital expenditures.

Cash used by investing activities of $2.0 million during the three months ended March 31, 2023, was due to capital expenditures.

Cash Flow from Financing Activities

Cash provided by financing activities of $33.2 million during the three months ended March 31, 2024, was primarily due to cash inflows from a net increase in debt of $42.3 million, partially offset by dividend payments of $7.2 million.

Cash provided by financing activities during the three months ended March 31, 2023, was primarily due to cash inflows from a net increase in debt of $89.9 million. Dividends for the first three months of the year were declared during the first quarter and were paid in the second quarter of 2023.

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

The following tables provide a reconciliation of GAAP net sales as reported to non-GAAP comparable sales:

	Comparable Sales - Three Months Ended March 31, 2024
		Non-GAAP

(in millions)	GAAP Net Sales	Currency Translation	Comparable Sales
ACCO Brands Americas	$197.2	$2.4	$194.8
ACCO Brands International	161.7	(0.7)	162.4
Total	$358.9	$1.7	$357.2

	Amount of Change - Three Months Ended March 31, 2024 compared to the Three Months Ended March 31, 2023
	$ Change - Net Sales
		Non-GAAP

(in millions)	GAAP Net Sales Change	Currency Translation	Comparable Sales Change
ACCO Brands Americas	$(32.8)	$2.4	$(35.2)
ACCO Brands International	(10.9)	(0.7)	(10.2)
Total	$(43.7)	$1.7	$(45.4)

	% Change - Net Sales
		Non-GAAP

	GAAP Net Sales Change	Currency Translation	Comparable Sales Change
ACCO Brands Americas	(14.3)%	1.0%	(15.3)%
ACCO Brands International	(6.3)%	(0.4)%	(5.9)%
Total	(10.9)%	0.4%	(11.3)%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk" of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to Foreign Exchange Risk Management or Interest Rate Risk Management in the quarter ended March 31, 2024 or through the date of this report.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision of the Chief Executive Officer and the Chief Financial Officer, and with the participation of our Disclosure Committee, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2024.

(b) Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in "Part I, Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable.

(b) Not applicable.

(c) Common Stock Purchases

The following table provides information about our purchases of equity securities during the quarter ended March 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
January 1, 2024 to January 31, 2024	—	$—	—	$105,645,579.0
February 1, 2024 to February 29, 2024	—	—	—	105,645,579.0
March 1, 2024 to March 31, 2024	—	—	—	105,645,579.0
Total	—	$—	—	$105,645,579.0

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2024, no director or officer of the Company who is required to file reports under Section 16 of the Exchange Act informed us that he or she adopted, materially modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

10.1

Employment Contract, dated January 29, 2024, between Mr. Cezary Monko and Esselte Polska Sp. z o o. (incorporated by reference to Exhibit 10.1 to ACCO Brands Corporation’s Form 8-K filed with the SEC on January 30, 2024 (File No. 001-08454))

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

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

Date: May 3, 2024