Form 10-Q
period 2024-06-30
ACCO BRANDS Corp
filed 2024-08-02
CIK 712034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2024

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

As of July 25, 2024, the registrant had outstanding 95,797,838 shares of Common Stock.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, particularly those anticipating future financial performance, business prospects, growth, strategies, business operations and similar matters, results of operations, liquidity, and financial condition and those related to cost reductions and anticipated pre-tax savings and restructuring costs are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the beliefs and assumptions of management based on information available to us at the time such statements are made. These statements, which are generally identifiable by the use of the words "will," "believe," "expect," "intend," "anticipate," "estimate," "forecast," "project," "plan," and similar expressions, are subject to certain risks and uncertainties, are made as of the date hereof, and we undertake no duty or obligation to update them. Forward-looking statements are subject to the occurrence of events outside the Company’s control and actual results and the timing of the events may differ materially from those suggested or implied by such forward-looking statements due to numerous factors that involve substantial known and unknown risks and uncertainties. Investors and others are cautioned not place undue reliance on forward-looking statements when deciding whether to buy, sell or hold the Company's securities.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACCO Brands Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2024	December 31, 2023
(in millions)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$112.7	$66.4
Accounts receivable, net	369.1	430.7
Inventories	330.0	327.5
Other current assets	46.6	30.8
Total current assets	858.4	855.4
Total property, plant and equipment	565.1	599.6
Less: accumulated depreciation	(411.3)	(429.5)
Property, plant and equipment, net	153.8	170.1
Right of use asset, leases	89.1	91.0
Deferred income taxes	97.6	104.7
Goodwill	451.3	590.0
Identifiable intangibles, net	743.7	815.7
Other non-current assets	19.5	17.9
Total assets	$2,413.4	$2,644.8
Liabilities and Stockholders' Equity
Current liabilities:
Notes payable	$13.9	$0.2
Current portion of long-term debt	48.3	36.5
Accounts payable	174.5	183.7
Accrued compensation	38.7	53.3
Accrued customer program liabilities	84.8	104.0
Lease liabilities	20.4	20.5
Other current liabilities	103.7	143.8
Total current liabilities	484.3	542.0
Long-term debt, net	917.5	882.2
Long-term lease liabilities	75.1	76.8
Deferred income taxes	115.1	125.6
Pension and post-retirement benefit obligations	144.4	157.6
Other non-current liabilities	59.9	73.6
Total liabilities	1,796.3	1,857.8
Stockholders' equity:
Common stock	1.0	1.0
Treasury stock	(47.0)	(45.1)
Paid-in capital	1,921.7	1,913.4
Accumulated other comprehensive loss	(555.9)	(526.3)
Accumulated deficit	(702.7)	(556.0)
Total stockholders' equity	617.1	787.0
Total liabilities and stockholders' equity	$2,413.4	$2,644.8

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries

Consolidated Statements of (Loss) Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2024	2023	2024	2023
Net sales	$438.3	$493.6	$797.2	$896.2
Cost of products sold	285.7	329.4	534.2	612.7
Gross profit	152.6	164.2	263.0	283.5
Operating costs and expenses:
Selling, general and administrative expenses	88.0	98.0	182.2	193.0
Amortization of intangibles	10.9	11.0	21.5	21.9
Restructuring	(0.3)	—	(0.6)	3.3
Impairment of goodwill and intangible assets	165.2	—	165.2	—
Total operating costs and expenses	263.8	109.0	368.3	218.2
Operating (loss) income	(111.2)	55.2	(105.3)	65.3
Non-operating expense (income):
Interest expense	13.8	15.5	27.1	29.4
Interest income	(2.2)	(2.2)	(4.1)	(4.6)
Non-operating pension expense	4.8	0.2	5.2	0.3
Other (income) expense, net	(0.2)	(0.3)	(0.8)	1.5
(Loss) income before income tax	(127.4)	42.0	(132.7)	38.7
Income tax (benefit) expense	(2.2)	15.6	(1.2)	16.0
Net (loss) income	$(125.2)	$26.4	$(131.5)	$22.7

Per share:
Basic (loss) income per share	$(1.29)	$0.28	$(1.37)	$0.24
Diluted (loss) income per share	$(1.29)	$0.27	$(1.37)	$0.23

Weighted average number of shares outstanding:
Basic	96.8	95.4	96.3	95.1
Diluted	96.8	96.3	96.3	96.7

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries

Consolidated Statements of Comprehensive (Loss) Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Net (loss) income	$(125.2)	$26.4	$(131.5)	$22.7
Other comprehensive (loss) income net of tax:
Unrealized gain (loss) on derivative instruments, net of tax benefit (expense) of zero and $(0.2) and $(0.2) and $0.1, respectively	0.1	0.6	0.6	(0.3)
Foreign currency translation adjustments, net of tax (expense) benefit of $(0.5) and $0.1 and $(0.5) and $0.2, respectively	(15.3)	(1.7)	(36.5)	7.2
Recognition of deferred pension and other post-retirement items, net of tax (expense) benefit of $(1.4) and $0.2 and $(2.1) and $0.6, respectively	3.9	(0.8)	6.3	(2.3)
Other comprehensive (loss) income net of tax:	(11.3)	(1.9)	(29.6)	4.6

Comprehensive (loss) income	$(136.5)	$24.5	$(161.1)	$27.3

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(in millions)	2024	2023
Operating activities
Net (loss) income	$(131.5)	$22.7
Loss on disposal of assets	0.2	1.2
Depreciation	14.1	17.3
Amortization of debt issuance costs	1.5	1.5
Amortization of intangibles	21.5	21.9
Stock-based compensation	7.6	8.9
Non-cash charge for impairment of goodwill and intangible assets	165.2	—
Changes in operating assets and liabilities:
Accounts receivable	43.7	(33.4)
Inventories	(12.2)	10.1
Other assets	(15.9)	(9.0)
Accounts payable	(4.6)	(55.1)
Accrued expenses and other liabilities	(58.5)	(19.1)
Accrued income taxes	(28.5)	(6.3)
Net cash provided (used) by operating activities	2.6	(39.3)
Investing activities
Additions to property, plant and equipment	(4.9)	(6.1)
Proceeds from the disposition of assets	0.1	—
Net cash used by investing activities	(4.8)	(6.1)
Financing activities
Proceeds from long-term borrowings	92.0	107.9
Repayments of long-term debt	(38.1)	(28.2)
Borrowings (repayments) of notes payable, net	13.8	(2.4)
Dividends paid	(14.3)	(14.2)
Payments related to tax withholding for stock-based compensation	(1.9)	(1.7)
Net cash provided by financing activities	51.5	61.4
Effect of foreign exchange rate changes on cash and cash equivalents	(3.0)	4.2
Net increase in cash and cash equivalents	46.3	20.2
Cash and cash equivalents
Beginning of the period	$66.4	$62.2
End of the period	$112.7	$82.4
Cash paid during the year for:
Interest	$24.9	$30.3
Income taxes	$27.2	$22.1

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries

Consolidated Statement of Stockholders' Equity

(Unaudited)

						Accumulated Other
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Accumulated
(in millions)	Shares	Value	Capital	Shares	Value	Income (Loss)	Deficit	Total
Balance at December 31, 2023	99.8	$1.0	$1,913.4	4.9	$(45.1)	$(526.3)	$(556.0)	$787.0
Net loss	—	—	—	—	—	—	(6.3)	(6.3)
Gain on derivative financial instruments, net of tax	—	—	—	—	—	0.5	—	0.5
Translation impact, net of tax	—	—	—	—	—	(21.2)	—	(21.2)
Pension and post-retirement adjustment, net of tax	—	—	—	—	—	2.4	—	2.4
Stock-based compensation	—	—	5.4	—	—	—	(0.3)	5.1
Common stock issued, net of shares withheld for employee taxes	1.1	—	—	0.3	(1.9)	—	—	(1.9)
Dividends declared $0.075 per share	—	—	—	—	—	—	(7.2)	(7.2)
Other	—	—	—	—	—	—	0.1	0.1
Balance at March 31, 2024	100.9	$1.0	$1,918.8	5.2	$(47.0)	$(544.6)	$(569.7)	$758.5
Net loss	—	—	—	—	—	—	(125.2)	(125.2)
Gain on derivative financial instruments, net of tax	—	—	—	—	—	0.1	—	0.1
Translation impact, net of tax	—	—	—	—	—	(15.3)	—	(15.3)
Pension and post-retirement adjustment, net of tax	—	—	—	—	—	3.9	—	3.9
Stock-based compensation	—	—	2.9	—	—	—	(0.4)	2.5
Common stock issued, net of shares withheld for employee taxes	0.1	—	—	—	—	—	—	—
Dividends declared, $0.075 per share	—	—	—	—	—	—	(7.1)	(7.1)
Other	—	—	—	—	—	—	(0.3)	(0.3)
Balance at June 30, 2024	101.0	$1.0	$1,921.7	5.2	$(47.0)	$(555.9)	$(702.7)	$617.1

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

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

As used in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, the terms "ACCO Brands," "ACCO," the "Company," "we," "us," and "our" refer to ACCO Brands Corporation and its consolidated subsidiaries.

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

The Condensed Consolidated Balance Sheet as of June 30, 2024 and the related Consolidated Statements of (Loss) Income, Consolidated Statements of Comprehensive (Loss) Income, and Consolidated Statements of Stockholders' Equity for the three and six months ended June 30, 2024 and 2023, and the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023 are unaudited. The December 31, 2023 Condensed Consolidated Balance Sheet data was derived from audited financial statements but does not include all annual disclosures required by GAAP. The financial statements included herein were prepared by management and reflect all adjustments (consisting solely of normal recurring items unless otherwise noted) which are, in the opinion of management, necessary for the fair presentation of the results of operations and cash flows for the interim periods ended June 30, 2024 and 2023, and the financial position of the Company as of June 30, 2024. Interim results may not be indicative of results for a full year.

Effective January 1, 2024, the Company reorganized its previously reported North America, EMEA and International operating segments into two operating segments, Americas and International. The Americas segment includes the U.S., Canada, Brazil, Mexico and Chile and the International segment includes EMEA, Australia, New Zealand and Asia. Prior period results have been reclassified to reflect this change in our operating segments. See "Note 16. Information on Business Segments" for further details.

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

Recently Adopted Accounting Standards

There were no accounting standards that were adopted in the first six months of 2024 that had a material effect on the Company’s financial condition, results of operations or cash flow.

3. Long-term Debt and Short-term Borrowings

Notes payable and long-term debt, listed in order of the priority of security interests in assets of the Company, consisted of the following as of June 30, 2024 and December 31, 2023:

(in millions)	June 30, 2024	December 31, 2023
Euro Senior Secured Term Loan A, due March 2026 (floating interest rate of 5.47% at June 30, 2024 and 5.93% at December 31, 2023)	$201.7	$218.2
USD Senior Secured Term Loan A, due March 2026 (floating interest rate of 7.19% at June 30, 2024 and 7.50% at December 31, 2023)	74.6	78.0
Australian Dollar Senior Secured Term Loan A, due March 2026 (floating interest rate of 6.20% at June 30, 2024 and 6.42% at December 31, 2023)	30.2	32.5
U.S. Dollar Senior Secured Revolving Credit Facility, due March 2026 (floating interest rate of 7.19% at June 30, 2024 and 7.4% at December 31, 2023)	82.1	7.3
Australian Dollar Senior Secured Revolving Credit Facility, due March 2026 (floating interest rate of 6.13% at June 30, 2024 and 6.42% at December 31, 2023)	8.0	14.3
Senior Unsecured Notes, due March 2029 (fixed interest rate of 4.25%)	575.0	575.0
Other borrowings	13.9	0.3
Total debt	985.5	925.6
Less:
Current portion	62.2	36.7
Debt issuance costs, unamortized	5.8	6.7
Long-term debt, net	$917.5	$882.2

Credit Agreement

The Company is party to a Third Amended and Restated Credit Agreement (the "Credit Agreement"), dated as of January 27, 2017, among the Company, certain subsidiaries of the Company, Bank of America, N.A., as administrative agent, and the other agents and various lenders party thereto. The Credit Agreement, as amended, provides for a senior secured credit facility, which consists of a €300.0 million (US$320.8 million based on January 27, 2017 exchange rates) term loan facility, an A$80.0 million (US$60.4 million based on January 27, 2017 exchange rates) term loan facility, a US$100.0 million term loan facility, and a US$600.0 million multi-currency revolving credit facility (the "Revolving Facility").

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

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

•
increase the maximum Consolidated Leverage Ratio (as defined in the Credit Agreement) financial covenant for each of the five fiscal quarters beginning December 31, 2022, and ending December 31, 2023;
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

As of June 30, 2024, there were $90.1 million in borrowings outstanding under the Revolving Facility. The remaining amount available for borrowings was $501.3 million (allowing for $8.6 million of letters of credit outstanding on that date).

As of June 30, 2024, our Consolidated Leverage Ratio was approximately 3.70 to 1.00 versus our maximum covenant of 4.50 to 1.00.

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

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The components of lease expense were as follows:

	Three months ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Operating lease cost	$7.2	$7.1	$14.6	$14.1
Sublease income	(0.7)	(0.7)	(1.6)	(1.3)
Total lease cost	$6.5	$6.4	$13.0	$12.8

Other information related to leases was as follows:

	Six Months Ended June 30,
(in millions, except lease term and discount rate)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$14.8	$14.8
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$12.7	$7.1

Weighted average remaining lease term:
Operating leases	5.8 years

Weighted average discount rate:
Operating leases	5.3%

Future minimum lease payments, net of sublease income, for all non-cancelable leases as of June 30, 2024, were as follows:

(in millions)	Operating Leases
2024	$12.2
2025	24.5
2026	20.1
2027	15.0
2028	12.7
2029	10.2
Thereafter	17.7
Total minimum lease payments	112.4
Less imputed interest	16.9
Future minimum payments for leases, net of sublease rental income and imputed interest	$95.5

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

5. Pension and Other Retiree Benefits

The components of net periodic benefit (income) cost for pension and post-retirement plans for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,
	Pension				Post-retirement
	U.S.		International
(in millions)	2024	2023	2024	2023	2024	2023
Service cost	$—	$—	$0.2	$0.1	$—	$—
Interest cost	1.9	2.0	4.6	5.0	—	—
Expected return on plan assets	(3.2)	(3.0)	(4.9)	(5.4)	—	—
Amortization of net loss (gain)	0.6	0.6	1.3	1.1	(0.1)	(0.1)
Amortization of prior service cost	—	—	0.1	0.1	—	—
Settlement (1)	—	—	4.4	—	—	—
Net periodic benefit (income) cost (2)	$(0.7)	$(0.4)	$5.7	$0.9	$(0.1)	$(0.1)

	Six Months Ended June 30,
	Pension				Post-retirement
	U.S.		International
(in millions)	2024	2023	2024	2023	2024	2023
Service cost	$—	$—	$0.4	$0.2	$—	$—
Interest cost	3.8	4.0	9.2	9.9	—	—
Expected return on plan assets	(6.4)	(6.0)	(9.7)	(10.7)	—	—
Amortization of net loss (gain)	1.2	1.2	2.6	2.1	(0.2)	(0.2)
Amortization of prior service cost	—	—	0.1	0.2	—	—
Settlement (1)	—	—	4.4	—	—	—
Net periodic benefit (income) cost (2)	$(1.4)	$(0.8)	$7.0	$1.7	$(0.2)	$(0.2)

(1)
Settlement of $4.4 million resulting from the wind-up of the ACCO Brands Canada Salaried and Hourly pension plans being completed in the second quarter of 2024.
(2)
The components of net periodic benefit (income) cost, other than service cost, are included in the line "Non-operating pension expense" in the Consolidated Statements of (Loss) Income.

We expect to contribute approximately $15.9 million to our defined benefit plans in 2024. For the six months ended June 30, 2024, we have contributed $6.7 million to these plans.

6. Stock-Based Compensation

The following table summarizes our stock-based compensation expense (including stock options, restricted stock units ("RSUs") and performance stock units ("PSUs") for the three and six months ended June 30, 2024 and 2023:

	Three months ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Stock option compensation expense	$0.1	$0.2	$0.3	$2.1
RSU compensation expense	1.4	1.3	5.0	3.6
PSU compensation expense	1.0	1.8	2.3	3.2
Total stock-based compensation expense	$2.5	$3.3	$7.6	$8.9

We generally recognize compensation expense for stock-based awards ratably over the vesting period. During the second quarter of 2024, the Company's Board of Directors approved the annual stock compensation grant to eligible non-employee directors, which consisted of 199,608 RSUs.

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes our unrecognized compensation expense and the weighted-average period over which the expense will be recognized as of June 30, 2024:

	June 30, 2024
(in millions, except weighted average years)	Unrecognized Compensation Expense	Weighted Average Years Expense To Be Recognized Over
Stock options	$0.3	0.7
RSUs	$9.8	2.3
PSUs	$6.6	1.9

7. Inventories

The components of inventories were as follows:

(in millions)	June 30, 2024	December 31, 2023
Raw materials	$46.2	$50.1
Work in process	4.5	4.7
Finished goods	279.3	272.7
Total inventories	$330.0	$327.5

8. Goodwill and Identifiable Intangible Assets

Goodwill

We test goodwill for impairment at least annually as of our measurement date of May 31st and on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. During the second quarter, we identified triggering events within our Americas reporting unit indicating that it was more likely than not that an impairment loss had been incurred. The triggering events included a decline in forecasted cash flows, within specific product categories, and a decline in our stock price. Accordingly, as of May 31, 2024, we completed an impairment assessment, on a quantitative basis, of goodwill for both the Americas and International reporting units. The result of our assessment was that the fair value of the Americas reporting unit did not exceed its carrying value resulting in an impairment charge of $127.5 million. The result of our assessment was that the fair value of the International reporting unit exceeded its carrying value and concluded that no impairment existed.

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

We believe the assumptions used in our goodwill impairment analysis are appropriate and result in reasonable estimates of the implied fair value of each reporting unit. However, given the economic environment and the uncertainties regarding the impact on our business, there can be no assurance that our estimates and assumptions, made for purposes of our goodwill impairment testing, will prove to be an accurate prediction of the future. If our assumptions regarding future performance are not achieved, or if future events occur that adversely affect our enterprise value, we may be required to record additional goodwill impairment charges in future periods.

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Changes in the net carrying amount of goodwill by segment were as follows:

(in millions)	ACCO Brands Americas	ACCO Brands International	Total
Balance at December 31, 2023	$383.6	$206.4	$590.0
Goodwill impairment	(127.5)	—	(127.5)
Foreign currency translation	(1.5)	(9.7)	(11.2)
Balance at June 30, 2024	$254.6	$196.7	$451.3

The goodwill balance includes $403.3 million and $530.8 million of accumulated impairment losses as of December 31, 2023 and June 30, 2024, respectively.

Identifiable Intangible Assets

We test indefinite-lived intangibles for impairment at least annually as of our measurement date of May 31st and on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. During the second quarter, we identified a triggering event for our indefinite-lived trade names within our Americas reporting unit indicating that it was more likely than not that an impairment loss had been incurred. The triggering event was a decline in forecasted cash flows within certain product categories. Accordingly, as of May 31, 2024, we completed an impairment assessment, on a quantitative basis, for our indefinite-lived trade names. The result of our assessment was that the fair value of the Five Star® indefinite-lived trade name did not exceed its carrying value resulting in an impairment charge of $37.7 million. The result of our assessment of the Swingline® and ACCO® indefinite-lived trade names was that the fair value of each exceeded its carrying value and we concluded that no impairment existed.

Estimating the fair value of each trade name requires us to make assumptions and estimates regarding our future. We utilized a relief-from-royalty discounted cash flows approach. The financial projections used in the valuation models reflected management's assumptions regarding revenue growth rates, economic and market trends, royalty rate, discount rate, and other expectations about the anticipated short-term and long-term operating results for each of our three indefinite-lived trade names.

We believe the assumptions used in our impairment analysis are appropriate and result in reasonable estimates of the implied fair value of each our indefinite-lived trade names. However, given the economic environment and the uncertainties regarding the impact on our business, there can be no assurance that our estimates and assumptions, made for purposes of our indefinite-lived intangible impairment testing, will prove to be an accurate prediction of the future.

As of June 1, 2024, we changed our Five Star® and Swingline® indefinite-lived trade names to amortizable intangible assets as they no longer met the indefinite-lived criteria. We began amortizing both trade names on a straight-line basis over a life of 30 years as of June 1, 2024.

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The gross carrying value and accumulated amortization by class of identifiable intangible assets as of June 30, 2024 and December 31, 2023, were as follows:

	June 30, 2024			December 31, 2023
(in millions)	Gross Carrying Amounts	Accumulated Amortization	Net Book Value	Gross Carrying Amounts	Accumulated Amortization	Net Book Value
Indefinite-lived intangible assets:
Trade names(1)	$101.2	$(44.5)	$56.7	$295.1	$(44.5)	$250.6
Amortizable intangible assets:
Trade names(2)	639.8	(148.9)	490.9	497.1	(142.0)	355.1
Customer and contractual relationships	357.0	(226.4)	130.6	362.4	(221.3)	141.1
Vendor relationships	82.4	(19.5)	62.9	82.4	(16.7)	65.7
Patents	8.0	(5.4)	2.6	8.2	(5.0)	3.2
Subtotal	1,087.2	(400.2)	687.0	950.1	(385.0)	565.1
Total identifiable intangibles	$1,188.4	$(444.7)	$743.7	$1,245.2	$(429.5)	$815.7

(1)
Accumulated amortization prior to the adoption of authoritative guidance on goodwill and other intangible assets, at which time further amortization ceased.
(2)
Reflects the change of two indefinite-lived trade names from indefinite-lived intangibles to amortizable intangible assets as of June 1, 2024.

The Company's intangible amortization expense for the three and six months ended June 30, 2024 was $10.9 million and $21.5 million, respectively, and $11.0 million and $21.9 million for the three and six months ended June 30, 2023, respectively.

Estimated amortization expense for amortizable intangible assets, as of June 30, 2024, for the current year and the next five years is as follows:

(in millions)	2024	2025	2026	2027	2028	2029
Estimated amortization expense(3)	$45.1	$45.7	$43.6	$41.2	$39.0	$37.2

(3)
Actual amounts of amortization expense may differ from estimated amounts due to changes in foreign currency exchange rates, additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets and other events.

9. Restructuring

The Company recorded a $0.6 million net reduction to the restructuring provision and $3.3 million of restructuring expense for the six months ended June 30, 2024 and 2023, respectively, which was primarily for severance costs related to cost reduction initiatives in our International segment. The Company recorded a $0.3 million net reduction to the restructuring provision for the three months ended June 30, 2024 and zero for the three months ended June 30, 2023.

The summary of the activity in the restructuring liability for the six months ended June 30, 2024, was as follows:

(in millions)	Balance at December 31, 2023	Provision	Cash Expenditures	Non-cash Items/Currency Change	Balance at June 30, 2024
Employee termination costs(1)	$27.5	$(0.9)	$(8.6)	$(0.3)	$17.7
Other(2)	0.9	0.3	(0.6)	—	0.6
Total restructuring liability	$28.4	$(0.6)	$(9.2)	$(0.3)	$18.3

(1)
We expect the remaining $17.7 million employee termination costs to be substantially paid in the next twelve months.
(2)
We expect the remaining $0.6 million of other costs to be substantially paid in the next nine months.

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The summary of the activity in the restructuring liability for the six months ended June 30, 2023 was as follows:

(in millions)	Balance at December 31, 2022	Provision	Cash Expenditures	Non-cash Items/Currency Change	Balance at June 30, 2023
Employee termination costs	$8.7	$2.6	$(5.3)	$0.1	$6.1
Other	—	0.7	(0.1)	—	0.6
Total restructuring liability	$8.7	$3.3	$(5.4)	$0.1	$6.7

10. Income Taxes

For the three months ended June 30, 2024, we recorded income tax benefit of $2.2 million on a loss before taxes of $127.4 million. For the three months ended June 30, 2023, we recorded income tax expense of $15.6 million on income before taxes of $42.0 million. The $17.8 million decrease in tax expense compared to the three months ended June 30, 2023 was primarily driven by a $17.0 million decrease in discrete income tax expense during the second quarter of 2024 primarily related to the impairment of indefinite-lived intangibles, the settlement of certain pensions and the change to uncertain tax positions based on the statutes of limitations. The non-cash goodwill impairment charge of $127.5 million had no associated tax benefit.

For the six months ended June 30, 2024, we recorded income tax benefit of $1.2 million on a loss before taxes of $132.7 million. For the six months ended June 30, 2023, we recorded income tax expense of $16.0 million on a income before taxes of $38.7 million. The $17.2 million decrease in tax expense compared to the six months ended June 30, 2023 was primarily driven by a $16.3 million decrease in discrete income tax expense during the first half of 2024 primarily related to the impairment of indefinite-lived intangibles, the settlement of certain pensions, the change to uncertain tax positions based on the statutes of limitations and the Brazilian income tax refunded related to certain interest income generated.

The U.S. federal statute of limitations remains open for the years 2020 and forward. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from 2 to 6 years. Years still open to examination by foreign tax authorities in major jurisdictions include Australia (2019 forward), Brazil (2018 forward), Canada (2020 forward), Germany (2019 forward), Sweden (2021 forward) and the U.K. (2022 forward). We are currently under examination in certain foreign jurisdictions.

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

We believe we have meritorious defenses and intend to vigorously contest both of the Brazil Tax Assessments; however, there can be no assurances that we will ultimately prevail. The ultimate outcome will not be determined until the Brazilian judicial process is complete. It is possible we could have a final decision regarding the Second Assessment at any time in the next twelve to eighteen months. If the FRD's initial position is ultimately sustained, payment of the amount assessed would materially and adversely affect our cash flow in the year of settlement.

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

We will continue to actively monitor administrative and judicial court decisions and evaluate their impact, if any, on our legal assessment of the ultimate outcome of our disputes. In addition, we will continue to accrue interest related to this contingency until such time as the outcome is known or until evidence is presented that we are more likely than not to prevail. During the six months ended June 30, 2024 and 2023, we accrued additional interest as a charge to current income tax expense of $0.4 million and $1.0 million, respectively. At current exchange rates, our accrual as of June 30, 2024, including tax, penalties and interest is $19.5 million (reported in "Other non-current liabilities").

11. Earnings per Share

Total outstanding shares as of June 30, 2024 and 2023, were 95.8 million and 94.9 million, respectively. For each of the six months ended June 30, 2024 and 2023, we acquired 0.4 million and 0.3 million shares, respectively, related to tax withholding for share-based compensation.

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

Our weighted-average number of shares outstanding for the three and six months ended June 30, 2024 and 2023 was as follows:

	Three months ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Weighted-average number of shares of common stock outstanding - basic	96.8	95.4	96.3	95.1
Effect of dilutive securities:
Restricted stock units	—	0.9	—	1.6
Weighted-average shares and assumed conversions - diluted(1)	96.8	96.3	96.3	96.7

(1)
As a result of the net loss for the three and six months ended June 30, 2024 and 2023, diluted earnings per share does not include the effects of the stock awards for which the average market price for the period exceeds the exercised price, as their effect would have been anti-dilutive.

Awards of potentially dilutive shares of common stock, which have exercise prices that were higher than the average market price during the period, are not included in the computation of dilutive earnings per share as their effect would have been anti-dilutive. For the three and six months ended June 30, 2024, the number of anti-dilutive shares was approximately 9.3 million and 8.8 million, respectively. For the three and six months ended June 30, 2023, the number of anti-dilutive shares was approximately 10.4 million and 9.5 million, respectively.

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

Forward currency contracts are used to hedge foreign denominated inventory purchases for Europe, Australia, Canada, Japan and New Zealand, and are designated as cash flow hedges. Unrealized gains and losses on these contracts are deferred in Accumulated Other Comprehensive Income (Loss) ("AOCI") until the contracts are settled and the underlying hedged transactions relating to inventory purchases are recognized, at which time the deferred gains or losses will be reported in the

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

"Cost of products sold" line in the Consolidated Statements of (Loss) Income. As of June 30, 2024 and December 31, 2023, we had cash flow foreign exchange contracts outstanding with a U.S. dollar equivalent notional value of $82.7 million and $80.2 million, respectively, which were designated as hedges.

Forward currency contracts used to hedge foreign denominated intercompany loans are not designated as hedging instruments. Gains and losses on these derivative instruments are recognized within "Other (income) expense, net" in the Consolidated Statements of (Loss) Income and are largely offset by the change in the current translated value of the hedged item. The periods of the forward foreign exchange contracts correspond to the periods of the hedged transactions, with some relating to intercompany loans which extend beyond June 2025. As of June 30, 2024 and December 31, 2023, we had foreign exchange contracts outstanding with a U.S. dollar equivalent notional value of $138.5 million and $102.3 million, respectively, which were not designated as hedges.

The following table summarizes the fair value of our derivative financial instruments as of June 30, 2024 and December 31, 2023:

	Fair Value of Derivative Instruments
	Derivative Assets			Derivative Liabilities
(in millions)	Balance Sheet Location	June 30, 2024	December 31, 2023	Balance Sheet Location	June 30, 2024	December 31, 2023
Derivatives designated as hedging instruments:
Foreign exchange contracts	Other current assets	$0.7	$0.3	Other current liabilities	$0.4	$1.6
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current assets	0.6	1.0	Other current liabilities	0.6	0.1
Foreign exchange contracts	Other non-current assets	3.8	3.2	Other non-current liabilities	3.8	3.2
Total derivatives		$5.1	$4.5		$4.8	$4.9

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables summarize the pre-tax effect of our derivative financial instruments on the condensed consolidated financial statements for the three and six months ended June 30, 2024 and 2023:

	The Effect of Derivative Instruments in Cash Flow Hedging Relationships on the Consolidated Financial Statements
	Amount of Gain (Loss) Recognized in AOCI (Effective Portion)		Location of (Gain) Loss Reclassified from AOCI to Income	Amount of (Gain) Loss Reclassified from AOCI to Income (Effective Portion)
	Three months ended June 30,			Three months ended June 30,
(in millions)	2024	2023		2024	2023
Cash flow hedges:
Foreign exchange contracts	$0.6	$1.0	Cost of products sold	$(0.5)	$(0.3)

	The Effect of Derivative Instruments in Cash Flow Hedging Relationships on the Consolidated Financial Statements
	Amount of Gain (Loss) Recognized in AOCI (Effective Portion)		Location of (Gain) Loss Reclassified from AOCI to Income	Amount of (Gain) Loss Reclassified from AOCI to Income (Effective Portion)
	Six months ended June 30,			Six months ended June 30,
(in millions)	2024	2023		2024	2023
Cash flow hedges:
Foreign exchange contracts	$1.6	$0.4	Cost of products sold	$(0.9)	$(0.8)

	The Effect of Derivatives Not Designated as Hedging Instruments on the Consolidated Financial Statements
	Location of (Gain) Loss Recognized in Income on Derivatives	Amount of (Gain) Loss Recognized in Income		Amount of (Gain) Loss Recognized in Income
		Three months ended June 30,		Six months ended June 30,
(in millions)		2024	2023	2024	2023
Foreign exchange contracts	Other expense (income), net	$(3.4)	$1.3	$(2.1)	$3.0

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

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

We have determined that our financial assets and liabilities described in "Note 12. Derivative Financial Instruments" are Level 2 in the fair value hierarchy. The following table sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2024 and December 31, 2023:

(in millions)	June 30, 2024	December 31, 2023
Assets:
Forward currency contracts	$5.1	$4.5
Liabilities:
Forward currency contracts	$4.8	$4.9

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

The fair values of cash and cash equivalents, notes payable to banks, accounts receivable and accounts payable approximate carrying amounts due principally to their short maturities. The carrying amount of total debt was $985.5 million and $925.6 million and the estimated fair value of total debt was $922.3 million and $870.9 million at June 30, 2024 and December 31, 2023, respectively. The fair values are determined from quoted market prices, where available, and from using current interest rates based on credit ratings and the remaining terms of maturity.

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

14. Accumulated Other Comprehensive Income (Loss)

AOCI is defined as net income (loss) and other changes in stockholders’ equity from transactions and other events from sources other than stockholders. The components of, and changes in, AOCI were as follows:

(in millions)	Derivative Financial Instruments	Foreign Currency Adjustments	Unrecognized Pension and Other Post-retirement Benefit Costs	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2023	$(0.7)	$(349.8)	$(175.8)	$(526.3)
Other comprehensive (loss) income before reclassifications, net of tax	1.2	(36.5)	0.8	(34.5)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(0.6)	—	5.5	4.9
Balance at June 30, 2024	$(0.1)	$(386.3)	$(169.5)	$(555.9)

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The reclassifications out of AOCI for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2024	2023	2024	2023

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Location on Income Statement
Gain (loss) on cash flow hedges:
Foreign exchange contracts	$0.5	$0.3	$0.9	$0.8	Cost of products sold
Tax expense	(0.1)	(0.1)	(0.3)	(0.2)	Income tax (benefit) expense
Net of tax	$0.4	$0.2	$0.6	$0.6
Defined benefit plan items:
Amortization of net actuarial loss(1)	$(5.4)	$(1.6)	$(7.2)	$(3.1)
Amortization of prior service cost(1)	(0.1)	(0.1)	(0.1)	(0.2)
Total before tax	(5.5)	(1.7)	(7.3)	(3.3)
Tax benefit	1.4	0.4	1.8	0.9	Income tax (benefit) expense
Net of tax	$(4.1)	$(1.3)	$(5.5)	$(2.4)

Total reclassifications for the period, net of tax	$(3.7)	$(1.1)	$(4.9)	$(1.8)

(1)
These AOCI components are included in the computation of net periodic benefit (income) cost for pension and post-retirement plans including $3.6 million resulting from the wind-up of the ACCO Brands Canada Salaried and Hourly pension plans in the second of 2024. See "Note 5. Pension and Other Retiree Benefits" for additional details.

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

As of December 31, 2023, there was $2.9 million of unearned revenue associated with outstanding service or extended maintenance agreements ("EMAs"), primarily reported in "Other current liabilities." During the three and six months ended June 30, 2024, $0.6 million and $1.8 million of the unearned revenue was earned and recognized. As of June 30, 2024, the amount of unearned revenue from EMAs was $2.9 million. We expect to earn and recognize approximately $2.4 million of the unearned amount in the next 12 months and $0.5 million in periods beyond the next 12 months.

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present our net sales disaggregated by regional geography, by reporting business segments and our net sales disaggregated by the timing of revenue recognition for the three and six months ended June 30, 2024 and 2023:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2024	2023	2024	2023
United States	$224.9	$262.1	$362.2	$418.1
Canada	29.2	31.7	47.4	53.3
Latin America	38.2	42.6	79.9	95.0
ACCO Brands Americas	292.3	336.4	489.5	566.4

EMEA(1)	115.5	125.7	244.7	261.5
Australia/N.Z.	23.2	24.1	48.3	52.4
Asia	7.3	7.4	14.7	15.9
ACCO Brands International	146.0	157.2	307.7	329.8
Net sales(2)	$438.3	$493.6	$797.2	$896.2

(1) EMEA is comprised largely of Europe, but also includes export sales to the Middle East and Africa.

(2) Net sales are attributed to geographic areas based on the location of the selling subsidiaries.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2024	2023	2024	2023
Product and services transferred at a point in time	$429.8	$483.1	$778.7	$873.4
Product and services transferred over time	8.5	10.5	18.5	22.8
Net sales	$438.3	$493.6	$797.2	$896.2

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

16. Information on Business Segments

Effective January 1, 2024, the Company reorganized its previously reported North America, EMEA and International operating segments into two operating segments, Americas and International. The Americas includes the U.S., Canada, Brazil, Mexico and Chile, and International includes EMEA, Australia, New Zealand and Asia. The new organizational structure aligns with how the Chief Operating Decision Maker ("CODM") analyzes and evaluates the Company's performance. This change will simplify and delayer the Company's operating structure and reduce costs through headcount reductions, supply change optimization, global footprint rationalization, and better leverage of our sourcing capabilities. Prior period results have been reclassified to reflect this change in our operating segments.

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

Net sales by reportable business segment for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
ACCO Brands Americas	$292.3	$336.4	$489.5	$566.4
ACCO Brands International	146.0	157.2	307.7	329.8
Net sales	$438.3	$493.6	$797.2	$896.2

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Operating (loss) income by business segment for the three and six months ended June 30, 2024 and 2023 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
ACCO Brands Americas	$(108.7)	$60.4	$(102.6)	$72.7
ACCO Brands International	7.8	7.1	20.6	16.8
Segment operating (loss) income	(100.9)	67.5	(82.0)	89.5
Corporate	(10.3)	(12.3)	(23.3)	(24.2)
Operating (loss) income⁽¹⁾	(111.2)	55.2	(105.3)	65.3
Interest expense	13.8	15.5	27.1	29.4
Interest income	(2.2)	(2.2)	(4.1)	(4.6)
Non-operating pension expense	4.8	0.2	5.2	0.3
Other (income) expense, net	(0.2)	(0.3)	(0.8)	1.5
(Loss) income before income tax	$(127.4)	$42.0	$(132.7)	$38.7

(1)
Operating (loss) income is defined as i) net sales; ii) less cost of products sold; iii) less selling, general and administrative expenses; iv) less amortization of intangibles; v) less restructuring; and vi) less change in the fair value of contingent consideration.

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

ACCO Brazil filed legal actions requesting recovery of these excess tax payments by way of future Tax Credits covering various time periods prior to March 15, 2017. All of these cases have been finally decided in a court of law in favor of ACCO Brazil. During the six months ended June 30, 2024, ACCO Brazil completed the necessary administrative steps which allowed it to benefit from additional Tax Credits and record a gain of $1.9 million, which is included in "Other (income) expense, net," on our Consolidated Statements of (Loss) Income. The Tax Credits will be utilized against future tax obligations.

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

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

In September of 2021, the Supreme Court of Brazil issued its final ruling in a leading case which provides that corporate income tax (“IRPJ”) and social contribution on net income (“CSLL”) should not be levied on the Special System of Clearance and Custody (“SELIC”) interest rate received by taxpayers on the refund of overpaid taxes as in our Tax Credits. During the six months ended June 30, 2024, ACCO Brazil filed legal actions requesting recovery of these excess tax payments and completed the necessary administrative steps which allowed it to record an income tax benefit of $2.6 million.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three and six months ended June 30, 2024 and 2023 should be read in conjunction with the unaudited condensed consolidated financial statements of ACCO Brands Corporation and the accompanying notes contained therein.

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

Overview of Performance

The Company continues to be impacted by soft global demand, reflecting weak consumer and office spending due to inflationary pressures and high interest rates, overall changes in the workplace environment as return to office trends have stabilized, and geopolitical uncertainties. We expect these collective global trends to continue to impact our financial results through the remainder of the year.

During the second quarter, our net sales decreased $55.3 million, or 11.2 percent, compared to the prior year's second quarter. The decrease was due to reduced volumes from softer global business and consumer demand for our office products and gaming accessories, and from the exit of lower margin business in the U.S. and Canada. These declines were partially offset by growth in computer accessories. Gross margin increased 150 basis points compared to the prior-year period, primarily due to moderating product costs, improved product mix and the impact of cost reduction actions, partly offset by the impact of volume declines.

We reported an operating loss of $111.2 million in the second quarter, compared to operating income of $55.2 million in the prior year's second quarter. The decline in operating results was primarily due to non-cash impairment charges totaling $165.2 million related to goodwill and an indefinite-lived trade name within our Americas reporting unit. Operating results were also impacted by lower sales volumes, which more than offset moderating product costs, improved product mix and the impact of SG&A reduction initiatives.

Our operating cash flow for the first six months was cash provided of $2.6 million, compared to cash used of $39.3 million in the prior year, primarily reflecting reductions in working capital. Our operating cash flow continues to be seasonal with a historic pattern of strong inflows during the second half of the year.

Consolidated Results of Operations for the Three and Six Months Ended June 30, 2024 and 2023

	Three Months Ended June 30,		Amount of Change			Six Months Ended June 30,		Amount of Change
(in millions, except per share data)	2024	2023	$	%/pts		2024	2023	$	%/pts
Net sales	$438.3	$493.6	$(55.3)	(11.2)%		$797.2	$896.2	$(99.0)	(11.0)%
Cost of products sold	285.7	329.4	(43.7)	(13.3)%		534.2	612.7	(78.5)	(12.8)%
Gross profit	152.6	164.2	(11.6)	(7.1)%		263.0	283.5	(20.5)	(7.2)%
Gross profit margin	34.8%	33.3%		1.5	pts	33.0%	31.6%		1.4	pts
Selling, general and administrative expenses	88.0	98.0	(10.0)	(10.2)%		182.2	193.0	(10.8)	(5.6)%
SG&A% to net sales	20.1%	19.9%		0.2	pts	22.9%	21.5%		1.4	pts
Amortization of intangibles	10.9	11.0	(0.1)	(0.9)%		21.5	21.9	(0.4)	(1.8)%
Restructuring	(0.3)	—	(0.3)	NM		(0.6)	3.3	(3.9)	NM
Impairment of goodwill and intangible assets	165.2	—	165.2	NM		165.2	—	165.2	NM
Operating (loss) income	(111.2)	55.2	(166.4)	NM		(105.3)	65.3	(170.6)	NM
Operating income margin	(25.4)%	11.2%		(36.6)	pts	(13.2)%	7.3%		(20.5)	pts
Interest expense	13.8	15.5	(1.7)	(11.0)%		27.1	29.4	(2.3)	(7.8)%
Interest income	(2.2)	(2.2)	—	— %		(4.1)	(4.6)	0.5	(10.9)%
Non-operating pension expense	4.8	0.2	4.6	NM		5.2	0.3	4.9	NM
Other (income) expense, net	(0.2)	(0.3)	0.1	(33.3)%		(0.8)	1.5	(2.3)	NM
(Loss) income before income tax	(127.4)	42.0	(169.4)	NM		(132.7)	38.7	(171.4)	NM
Income tax (benefit) expense	(2.2)	15.6	(17.8)	NM		(1.2)	16.0	(17.2)	NM
Effective tax rate	1.7%	37.1%		(35.4)		0.9%	41.3%		(40.4)	pts
Net (loss) income	(125.2)	26.4	(151.6)	NM		(131.5)	22.7	(154.2)	NM
Weighted average number of diluted shares outstanding:	96.8	96.3	0.5	0.5%		96.3	96.7	(0.4)	(0.4)%
Diluted (loss) income per share	$(1.29)	$0.27	$(1.56)	NM		$(1.37)	$0.23	$(1.60)	NM
Comparable sales (Non-GAAP)(1)	$443.0	$493.6	$(50.6)	(10.2)%		$800.2	$896.2	$(96.0)	(10.7)%

(1)
See reconciliation to GAAP contained in Part I, Item 2. "Supplemental Non-GAAP Financial Measure."

Net Sales

For the three months ended June 30, 2024, net sales decreased $55.3 million, or 11.2 percent, including $4.7 million, or 1.0 percent, from adverse foreign exchange. Comparable net sales decreased 10.2 percent. The sales declines were driven by lower volume, which was down 9.2 percent, primarily due to softer global business and consumer demand for our office products and gaming accessories, and from the exit of lower margin business, which accounted for approximately 4.0 percent of the decline. These declines were partially offset by growth in computer accessories.

For the six months ended June 30, 2024, net sales decreased $99.0 million, or 11.0 percent, including $3.0 million, or 0.3 percent, from adverse foreign exchange. Comparable net sales decreased 10.7 percent. The sales declines were driven by lower volume, which was down 10.5 percent, primarily due to softer global business and consumer demand for our office products and technology accessories, and from the exit of lower margin business, which accounted for approximately 3.0 percent of the decline.

Gross Profit

For the three months ended June 30, 2024, gross profit decreased $11.6 million, or 7.1 percent, primarily due to volume declines partly offset by moderating product costs and the impact of global cost reduction actions. Adverse foreign exchange reduced gross profit by $1.3 million, or 0.8 percent.

For the six months ended June 30, 2024, gross profit decreased $20.5 million, or 7.2 percent, primarily due to volume declines partly offset by moderating product costs and the impact of global cost reduction actions. Adverse foreign exchange reduced gross profit by $0.6 million, or 0.2 percent.

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

For the three months ended June 30, 2024, SG&A decreased $10.0 million, or 10.2 percent, primarily due to the impact of cost reduction actions and lower incentive compensation expense, partly offset by people cost inflation. Favorable foreign exchange reduced SG&A by $0.8 million, or 0.8 percent.

For the six months ended June 30, 2024, SG&A decreased $10.8 million, or 5.6 percent, primarily due to the impact of cost reduction actions and lower incentive compensation expense, partly offset by people cost inflation. Favorable foreign exchange reduced SG&A by $0.3 million, or 0.2 percent.

Operating (Loss) Income

For the three months ended June 30, 2024, we reported an operating loss of $111.2 million, a decrease of $166.4 million, primarily due to non-cash impairment charges totaling $165.2 million within our Americas reporting unit. The impact of lower sales volume more than offset moderating product costs, improved product mix and lower SG&A expense.

For the six months ended June 30, 2024, we reported an operating loss of $105.3 million a decrease of $170.6 million primarily due to non-cash impairment charges of $165.2 million related to goodwill and an indefinite-lived trade name within our Americas reporting unit discussed above. The impact of lower sales volume more than offset moderating product costs and lower SG&A and restructuring expense.

Income Tax (Benefit) Expense

For the three months ended June 30, 2024, we recorded an income tax benefit of $2.2 million on a loss before taxes of $127.4 million. This compared with an income tax expense of $15.6 million on income before taxes of $42.0 million for the three months ended June 30, 2023.

For the six months ended June 30, 2024, we recorded an income tax benefit of $1.2 million on a loss before taxes of $132.7 million. This compared with an income tax expense of $16.0 million on income before taxes of $38.7 million for the six months ended June 30, 2023.

See "Note 10. Income Taxes" for more information.

Net (Loss) Income/Diluted (Loss) Income per Share

For the three months ended June 30, 2024, net loss was $125.2 million compared to a net income of $26.4 million in the prior year. The net loss was primarily due to the non-cash impairment charges related to goodwill and an indefinite-lived trade name noted above.

For the six months ended June 30, 2024, net loss was $131.5 million compared to a net income of $22.7 million in the prior year. The net loss was primarily due to the non-cash impairment charges related to goodwill and an indefinite-lived trade name noted above.

Segment Net Sales and Operating (Loss) Income for the Three and Six Months Ended June 30, 2024 and 2023

ACCO Brands Americas

	Three Months Ended June 30,		Amount of Change			Six Months Ended June 30,		Amount of Change
(in millions)	2024	2023	$	%/pts		2024	2023	$	%/pts
Net sales	$292.3	$336.4	$(44.1)	(13.1)%		$489.5	$566.4	$(76.9)	(13.6)%
Segment operating (loss) income⁽¹⁾	(108.7)	60.4	(169.1)	NM		(102.6)	72.7	(175.3)	NM
Segment operating (loss) income margin	(37.2)%	18.0%		(55.2)	pts	(21.0)%	12.8%		(33.8)	pts
Comparable sales (Non-GAAP)⁽²⁾	$293.8	$336.4	$(42.6)	(12.7)%		$488.6	$566.4	$(77.8)	(13.8)%

(1)
Segment operating (loss) income excludes corporate costs. See "Part I, Item 1. Note 16. Information on Business Segments" for a reconciliation of total "Segment operating (loss) income" to "(Loss) income before income tax."
(2)
See reconciliation to GAAP contained in Part I, Item 2. "Supplemental Non-GAAP Financial Measure."

For the three months ended June 30, 2024, net sales decreased $44.1 million, or 13.1 percent, as a result of lower volume of $35.1 million, or 10.4 percent, and price decreases which reduced sales by $7.3 million, or 2.2 percent. The volume decline was primarily due to softer business and consumer demand for our office products and gaming accessories, and from the exit of lower margin business, which accounted for approximately 5.0 percent of the decline. These declines were partially offset by growth in computer accessories. Adverse foreign exchange reduced net sales $1.5 million or 0.4 percent.

For the six months ended June 30, 2024, net sales decreased $76.9 million, or 13.6 percent, as a result of lower volume of $68.7 million, or 12.1 percent, and price decreases which reduced sales by $9.1 million, or 1.6 percent. The volume decline was primarily due to softer business and consumer demand for our office products and technology accessories, and from the exit of lower margin business, which accounted for approximately 5.0 percent. Favorable foreign exchange increased net sales $0.9 million or 0.2 percent.

For the three months ended June 30, 2024, we reported an operating loss of $108.7 million, a decrease of $169.1 million, primarily due to non-cash impairment charges totaling $165.2 million. This includes an impairment charge to goodwill of $127.5 million and an impairment charge to an indefinite-lived trade name of $37.7 million. The impact of lower sales volume was partly offset by moderating product costs, improved product mix, and lower SG&A expense as a result of our cost reduction initiatives and reduced incentive compensation. Adverse foreign exchange reduced operating income $0.1 million or 0.2 percent.

For the six months ended June 30, 2024, we reported an operating loss of $102.6 million, a decrease of $175.3 million, primarily due to the non-cash impairment charges totaling $165.2 million related to goodwill and an indefinite-lived trade name noted above. The impact of lower sales volume was partly offset by moderating product costs and lower SG&A expense as a result of our cost reduction initiatives and reduced incentive compensation. Favorable foreign exchange increased operating income $0.4 million or 0.6 percent.

ACCO Brands International

	Three Months Ended June 30,		Amount of Change			Six Months Ended June 30,		Amount of Change
(in millions)	2024	2023	$	%/pts		2024	2023	$	%/pts
Net sales	$146.0	$157.2	$(11.2)	(7.1)%		$307.7	$329.8	$(22.1)	(6.7)%
Segment operating income⁽¹⁾	7.8	7.1	0.7	9.9%		20.6	16.8	3.8	22.6%
Segment operating income margin	5.3%	4.5%		0.8	pts	6.7%	5.1%		1.6	pts
Comparable sales (Non-GAAP)⁽²⁾	$149.2	$157.2	$(8.0)	(5.1)%		$311.6	$329.8	$(18.2)	(5.5)%

(1)
Segment operating (loss) income excludes corporate costs. See "Part I, Item 1. Note 16. Information on Business Segments" for a reconciliation of total "Segment operating (loss) Income" to "(Loss) income before income tax."
(2)
See reconciliation to GAAP contained in Part I, Item 2. "Supplemental Non-GAAP Financial Measure."

For the three months ended June 30, 2024, net sales decreased $11.2 million, or 7.1 percent, primarily due to lower volume of $10.3 million, or 6.6 percent, partly offset by price increases which added $2.2 million, or 1.4 percent. The lower volume reflects reduced business and consumer demand for our office products, partially offset by growth in computer accessories. Adverse foreign exchange reduced net sales $3.2 million, or 2.0 percent.

For the six months ended June 30, 2024, net sales decreased $22.1 million, or 6.7 percent, primarily due to lower volume of $25.1 million, or 7.6 percent, partly offset by price increases which added $6.9 million, or 2.1 percent. The lower volume reflects reduced business and consumer demand for our office products and technology accessories. Adverse foreign exchange reduced net sales $3.9 million, or 1.2 percent.

For the three months ended June 30, 2024, operating income increased $0.7 million primarily due to moderating product costs and the cumulative benefit of pricing and cost reduction actions offsetting the impact of lower volume. Adverse foreign exchange reduced operating income $0.4 million, or 5.6 percent.

For the six months ended June 30, 2024, operating income increased $3.8 million primarily due to $3.7 million in lower restructuring charges. Adverse foreign exchange reduced operating income $0.7 million, or 4.2 percent.

Liquidity and Capital Resources

Our primary liquidity needs are to support our working capital requirements, service indebtedness and fund capital expenditures and dividends. Our principal sources of liquidity are cash flows from operating activities, cash and cash equivalents held, and seasonal borrowings under our $600 million multi-currency revolving credit facility (the "Revolving Facility"). As of June 30, 2024, there was $90.1 million in borrowings outstanding under the Revolving Facility ($17.4 million reported in "Current portion of long-term debt" and $72.7 million reported in "Long-term debt, net"), and the amount available for borrowings was $501.3 million (allowing for $8.6 million of letters of credit outstanding on that date). We had $112.7 million in cash on hand. We maintain adequate financing arrangements at market rates.

As of June 30, 2024, our Consolidated Leverage Ratio was approximately 3.70 to 1.00 versus our maximum covenant of 4.50 to 1.00. We have no debt maturities before March 2026.

Our priorities for cash flow use, after funding business operations, include debt reduction, dividends, share repurchases and funding strategic acquisitions.

The $410.5 million of debt outstanding as of June 30, 2024 under our senior secured credit facilities had a weighted average interest rate of 7.10 percent, and the $575.0 million outstanding principal amount of our senior unsecured notes due 2029 had a fixed interest rate of 4.25 percent.

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

Cash Flow for the Six Months Ended June 30, 2024 and 2023

During the six months ended June 30, 2024, our cash and cash equivalents increased $46.3 million, as compared to an increase of $20.2 million in the first six months of the prior year. The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
(in millions)	2024	2023	Amount of Change
Net cash flow provided by (used in):
Operating activities	$2.6	$(39.3)	$41.9
Investing activities	(4.8)	(6.1)	1.3

Net (repayments) borrowings	67.7	77.3	(9.6)
Dividends paid	(14.3)	(14.2)	(0.1)
All other financing	(1.9)	(1.7)	(0.2)
Financing activities	51.5	61.4	(9.9)
Effect of foreign exchange rate changes on cash and cash equivalents	(3.0)	4.2	(7.2)
Net increase in cash and cash equivalents	$46.3	$20.2	$26.1

Cash Flow from Operating Activities

Cash provided by operating activities during the six months ended June 30, 2024, was driven by cash provided by trade working capital of $26.9 million, which includes accounts receivable, inventory and accounts payable. This was partially offset by cash payments for incentive compensation, interest and taxes.

Cash used by operating activities during the six months ended June 30, 2023, was driven by cash used by trade working capital of $78.4 million, which includes accounts receivable, inventory and accounts payable, as well as cash payments for incentive compensation, interest and taxes.

Cash Flow from Investing Activities

Cash used by investing activities during the six months ended June 30, 2024 and 2023 was primarily due to capital expenditures.

Cash Flow from Financing Activities

Cash provided by financing activities during the six months ended June 30, 2024 and 2023 was primarily due to cash inflows from a net increase in debt, partially offset by dividend payments.

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

The following tables provide a reconciliation of GAAP net sales as reported to non-GAAP comparable sales:

	Comparable Sales - Three Months Ended June 30, 2024
		Non-GAAP

(in millions)	GAAP Net Sales	Currency Translation	Comparable Sales
ACCO Brands Americas	$292.3	$(1.5)	$293.8
ACCO Brands International	146.0	(3.2)	149.2
Total	$438.3	$(4.7)	$443.0

	Amount of Change - Three Months Ended June 30, 2024 compared to the Three Months Ended June 30, 2023
	$ Change - Net Sales
		Non-GAAP

(in millions)	GAAP Net Sales Change	Currency Translation	Comparable Sales Change
ACCO Brands Americas	$(44.1)	$(1.5)	$(42.6)
ACCO Brands International	(11.2)	(3.2)	(8.0)
Total	$(55.3)	$(4.7)	$(50.6)

	% Change - Net Sales
		Non-GAAP

	GAAP Net Sales Change	Currency Translation	Comparable Sales Change
ACCO Brands Americas	(13.1)%	(0.4)%	(12.7)%
ACCO Brands International	(7.1)%	(2.0)%	(5.1)%
Total	(11.2)%	(1.0)%	(10.2)%

	Comparable Sales - Six Months Ended June 30, 2024
		Non-GAAP

(in millions)	GAAP Net Sales	Currency Translation	Comparable Sales
ACCO Brands Americas	$489.5	$0.9	$488.6
ACCO Brands International	307.7	(3.9)	311.6
Total	$797.2	$(3.0)	$800.2

	Amount of Change - Six Months Ended June 30, 2024 compared to the Six Months Ended June 30, 2023
	$ Change - Net Sales
		Non-GAAP

(in millions)	GAAP Net Sales Change	Currency Translation	Comparable Sales
ACCO Brands Americas	$(76.9)	$0.9	$(77.8)
ACCO Brands International	(22.1)	(3.9)	(18.2)
Total	$(99.0)	$(3.0)	$(96.0)

	% Change - Net Sales
		Non-GAAP

	GAAP Net Sales Change	Currency Translation	Comparable Sales
ACCO Brands Americas	(13.6)%	0.2%	(13.8)%
ACCO Brands International	(6.7)%	(1.2)%	(5.5)%
Total	(11.0)%	(0.3)%	(10.7)%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk" of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to Foreign Exchange Risk Management or Interest Rate Risk Management in the quarter ended June 30, 2024 or through the date of this report.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision of the Chief Executive Officer and the Chief Financial Officer, and with the participation of our Disclosure Committee, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2024.

(b) Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable.

(b) Not applicable.

(c) Common Stock Purchases

The following table provides information about our purchases of equity securities during the quarter ended June 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
April 1, 2024 to April 30, 2024	—	$—	—	$105,645,579.0
May 1, 2024 to May 31, 2024	—	—	—	105,645,579.0
June 1, 2024 to June 30, 2024	—	—	—	105,645,579.0
Total	—	$—	—	$105,645,579.0

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2024, no director or officer of the Company who is required to file reports under Section 16 of the Exchange Act informed us that he or she adopted, materially modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: August 2, 2024