Form 10-Q
period 2024-09-30
ACCO BRANDS Corp
filed 2024-11-01
CIK 712034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2024

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

As of October 24, 2024, the registrant had outstanding 92,881,008 shares of Common Stock.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, particularly those anticipating future financial performance, business prospects, growth, strategies, business operations and similar matters, results of operations, liquidity, and financial condition and those related to cost reductions and anticipated pre-tax savings and restructuring costs are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the beliefs and assumptions of management based on information available to us at the time such statements are made. These statements, which are generally identifiable by the use of the words "will," "believe," "expect," "intend," "anticipate," "estimate," "forecast," "future," "predict," "project," "plan," and similar expressions, are subject to certain risks and uncertainties, are made as of the date hereof, and we undertake no duty or obligation to update them. Forward-looking statements are subject to the occurrence of events outside the Company’s control and actual results and the timing of the events may differ materially from those suggested or implied by such forward-looking statements due to numerous factors that involve substantial known and unknown risks and uncertainties. Investors and others are cautioned to not place undue reliance on forward-looking statements when deciding whether to buy, sell or hold the Company's securities.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACCO Brands Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30, 2024	December 31, 2023
(in millions)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$102.0	$66.4
Accounts receivable, net	325.7	430.7
Inventories	324.8	327.5
Other current assets	41.5	30.8
Total current assets	794.0	855.4
Total property, plant and equipment	577.6	599.6
Less: accumulated depreciation	(423.9)	(429.5)
Property, plant and equipment, net	153.7	170.1
Right of use asset, leases	86.3	91.0
Deferred income taxes	102.7	104.7
Goodwill	459.0	590.0
Identifiable intangibles, net	740.9	815.7
Other non-current assets	20.9	17.9
Total assets	$2,357.5	$2,644.8
Liabilities and Stockholders' Equity
Current liabilities:
Notes payable	$7.9	$0.2
Current portion of long-term debt	51.3	36.5
Accounts payable	182.4	183.7
Accrued compensation	42.4	53.3
Accrued customer program liabilities	77.4	104.0
Lease liabilities	22.3	20.5
Other current liabilities	114.0	143.8
Total current liabilities	497.7	542.0
Long-term debt, net	849.8	882.2
Long-term lease liabilities	71.3	76.8
Deferred income taxes	118.1	125.6
Pension and post-retirement benefit obligations	143.9	157.6
Other non-current liabilities	61.2	73.6
Total liabilities	1,742.0	1,857.8
Stockholders' equity:
Common stock	1.0	1.0
Treasury stock	(47.0)	(45.1)
Paid-in capital	1,911.1	1,913.4
Accumulated other comprehensive loss	(548.9)	(526.3)
Accumulated deficit	(700.7)	(556.0)
Total stockholders' equity	615.5	787.0
Total liabilities and stockholders' equity	$2,357.5	$2,644.8

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries

Consolidated Statements of Income (Loss)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2024	2023	2024	2023
Net sales	$420.9	$448.0	$1,218.1	$1,344.2
Cost of products sold	284.0	303.2	818.2	915.9
Gross profit	136.9	144.8	399.9	428.3
Operating costs and expenses:
Selling, general and administrative expenses	92.2	98.8	274.4	291.8
Amortization of intangibles	11.7	10.8	33.2	32.7
Restructuring	6.7	3.0	6.1	6.3
Impairment of goodwill and intangible assets	—	—	165.2	—
Total operating costs and expenses	110.6	112.6	478.9	330.8
Operating income (loss)	26.3	32.2	(79.0)	97.5
Non-operating expense (income):
Interest expense	13.7	15.6	40.8	45.0
Interest income	(2.0)	(1.6)	(6.1)	(6.2)
Non-operating pension expense	0.4	0.2	5.6	0.5
Other expense (income), net	0.4	(3.6)	(0.4)	(2.1)
Income (loss) before income tax	13.8	21.6	(118.9)	60.3
Income tax expense	4.5	6.7	3.3	22.7
Net income (loss)	$9.3	$14.9	$(122.2)	$37.6

Per share:
Basic income (loss) per share	$0.10	$0.16	$(1.27)	$0.40
Diluted income (loss) per share	$0.09	$0.15	$(1.27)	$0.39

Weighted average number of shares outstanding:
Basic	96.0	95.4	96.2	95.2
Diluted	97.5	96.7	96.2	96.8

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Net income (loss)	$9.3	$14.9	$(122.2)	$37.6
Other comprehensive income (loss) net of tax:
Unrealized (loss) gain on derivative instruments, net of tax benefit (expense) of $0.5 and $(0.3) and $0.3 and $(0.2), respectively	(1.3)	0.7	(0.7)	0.4
Foreign currency translation adjustments, net of tax expense of $(0.4) and $(0.4) and $(0.9) and $(0.2), respectively	13.1	(7.0)	(23.4)	0.2
Recognition of deferred pension and other post-retirement items, net of tax benefit (expense) of $1.3 and $(1.2) and $(0.8) and $(0.6), respectively	(4.8)	4.5	1.5	2.2
Other comprehensive income (loss) net of tax:	7.0	(1.8)	(22.6)	2.8

Comprehensive income (loss)	$16.3	$13.1	$(144.8)	$40.4

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(in millions)	2024	2023
Operating activities
Net (loss) income	$(122.2)	$37.6
Loss (gain) on disposal of assets	0.2	(0.3)
Depreciation	21.2	25.2
Amortization of debt issuance costs	2.2	2.3
Amortization of intangibles	33.2	32.7
Stock-based compensation	9.2	10.4
Non-cash charge for impairment of goodwill and intangible assets	165.2	—
Changes in operating assets and liabilities:
Accounts receivable	88.5	30.9
Inventories	(3.1)	35.5
Other assets	(7.6)	(5.4)
Accounts payable	1.3	(72.8)
Accrued expenses and other liabilities	(63.5)	(17.8)
Accrued income taxes	(29.1)	(7.6)
Net cash provided by operating activities	95.5	70.7
Investing activities
Additions to property, plant and equipment	(8.6)	(9.7)
Proceeds from the disposition of assets	0.1	2.2
Net cash used by investing activities	(8.5)	(7.5)
Financing activities
Proceeds from long-term borrowings	96.1	121.9
Repayments of long-term debt	(117.2)	(145.4)
Borrowings (repayments) of notes payable, net	7.5	(7.3)
Dividends paid	(21.5)	(21.4)
Repurchases of common stock	(12.5)	—
Payments related to tax withholding for stock-based compensation	(1.9)	(1.7)
Net cash used by financing activities	(49.5)	(53.9)
Effect of foreign exchange rate changes on cash and cash equivalents	(1.9)	2.2
Net increase in cash and cash equivalents	35.6	11.5
Cash and cash equivalents
Beginning of the period	$66.4	$62.2
End of the period	$102.0	$73.7
Cash paid during the year for:
Interest	$43.4	$48.7
Income taxes	$32.4	$30.2

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries

Consolidated Statement of Stockholders' Equity

(Unaudited)

						Accumulated Other
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Accumulated
(in millions)	Shares	Value	Capital	Shares	Value	Income (Loss)	Deficit	Total
Balance at December 31, 2023	99.8	$1.0	$1,913.4	4.9	$(45.1)	$(526.3)	$(556.0)	$787.0
Net loss	—	—	—	—	—	—	(6.3)	(6.3)
Gain on derivative financial instruments, net of tax	—	—	—	—	—	0.5	—	0.5
Translation impact, net of tax	—	—	—	—	—	(21.2)	—	(21.2)
Pension and post-retirement adjustment, net of tax	—	—	—	—	—	2.4	—	2.4
Stock-based compensation	—	—	5.4	—	—	—	(0.3)	5.1
Common stock issued, net of shares withheld for employee taxes	1.1	—	—	0.3	(1.9)	—	—	(1.9)
Dividends declared $0.075 per share	—	—	—	—	—	—	(7.2)	(7.2)
Other	—	—	—	—	—	—	0.1	0.1
Balance at March 31, 2024	100.9	$1.0	$1,918.8	5.2	$(47.0)	$(544.6)	$(569.7)	$758.5
Net loss	—	—	—	—	—	—	(125.2)	(125.2)
Gain on derivative financial instruments, net of tax	—	—	—	—	—	0.1	—	0.1
Translation impact, net of tax	—	—	—	—	—	(15.3)	—	(15.3)
Pension and post-retirement adjustment, net of tax	—	—	—	—	—	3.9	—	3.9
Stock-based compensation	—	—	2.9	—	—	—	(0.4)	2.5
Common stock issued, net of shares withheld for employee taxes	0.1	—	—	—	—	—	—	—
Dividends declared, $0.075 per share	—	—	—	—	—	—	(7.1)	(7.1)
Other	—	—	—	—	—	—	(0.3)	(0.3)
Balance at June 30, 2024	101.0	$1.0	$1,921.7	5.2	$(47.0)	$(555.9)	$(702.7)	$617.1
Net income	—	—	—	—	—	—	9.3	9.3
Loss on derivative financial instruments, net of tax	—	—	—	—	—	(1.3)	—	(1.3)
Translation impact	—	—	—	—	—	13.1	—	13.1
Pension and post-retirement adjustment, net of tax	—	—	—	—	—	(4.8)	—	(4.8)
Common stock repurchases	(2.4)	—	(12.5)	—	—	—	—	(12.5)
Stock-based compensation	—	—	1.9	—	—	—	(0.3)	1.6
Dividends declared, $0.075 per share	—	—	—	—	—	—	(7.2)	(7.2)
Other	—	—	—	—	—	—	0.2	0.2
Balance at September 30, 2024	98.6	$1.0	$1,911.1	5.2	$(47.0)	$(548.9)	$(700.7)	$615.5

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

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

As used in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, the terms "ACCO Brands," "ACCO," the "Company," "we," "us," and "our" refer to ACCO Brands Corporation and its consolidated subsidiaries.

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

The Condensed Consolidated Balance Sheet as of September 30, 2024 and the related Consolidated Statements of Income (Loss), Consolidated Statements of Comprehensive Income (Loss), and Consolidated Statements of Stockholders' Equity for the three and nine months ended September 30, 2024 and 2023, and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023 are unaudited. The December 31, 2023 Condensed Consolidated Balance Sheet data was derived from audited financial statements but does not include all annual disclosures required by GAAP. The financial statements included herein were prepared by management and reflect all adjustments (consisting solely of normal recurring items unless otherwise noted) which are, in the opinion of management, necessary for the fair presentation of the results of operations and cash flows for the interim periods ended September 30, 2024 and 2023, and the financial position of the Company as of September 30, 2024. Interim results may not be indicative of results for a full year.

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

Recently Adopted Accounting Standards

There were no accounting standards that were adopted in the first nine months of 2024 that had a material effect on the Company’s financial condition, results of operations or cash flow.

3. Long-term Debt and Short-term Borrowings

Notes payable and long-term debt, listed in order of the priority of security interests in assets of the Company, consisted of the following as of September 30, 2024 and December 31, 2023:

(in millions)	September 30, 2024	December 31, 2023
Euro Senior Secured Term Loan A, due March 2026 (floating interest rate of 5.35% at September 30, 2024 and 5.93% at December 31, 2023)	$205.5	$218.2
USD Senior Secured Term Loan A, due March 2026 (floating interest rate of 6.94% at September 30, 2024 and 7.50% at December 31, 2023)	72.8	78.0
Australian Dollar Senior Secured Term Loan A, due March 2026 (floating interest rate of 6.48% at September 30, 2024 and 6.42% at December 31, 2023)	30.7	32.5
U.S. Dollar Senior Secured Revolving Credit Facility, due March 2026 (floating interest rate of 6.94% at September 30, 2024 and 7.4% at December 31, 2023)	13.5	7.3
Australian Dollar Senior Secured Revolving Credit Facility, due March 2026 (floating interest rate of 6.40% at September 30, 2024 and 6.42% at December 31, 2023)	9.0	14.3
Senior Unsecured Notes, due March 2029 (fixed interest rate of 4.25%)	575.0	575.0
Other borrowings	7.9	0.3
Total debt	914.4	925.6
Less:
Current portion	59.2	36.7
Debt issuance costs, unamortized	5.4	6.7
Long-term debt, net	$849.8	$882.2

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

As of September 30, 2024, the maturity of the Credit Agreement was March 31, 2026 and the pricing was as follows:

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

As of September 30, 2024, there were $22.5 million in borrowings outstanding under the Revolving Facility. The remaining amount available for borrowings was $569.0 million (allowing for $8.5 million of letters of credit outstanding on that date).

As of September 30, 2024, our Consolidated Leverage Ratio was approximately 3.50 to 1.00 versus our maximum covenant of 4.00 to 1.00.

On October 30, 2024, the Company entered into a seventh amendment to the Credit Agreement to extend the maturity of the senior secured credit facility to October 30, 2029. The following are the key changes, among other things, to the Credit Agreement as a result of the seventh amendment:

•
the current Revolving Facility provides for outstanding borrowings not to exceed $467.5 million;
•
the outstanding USD Senior Secured Term Loan A of $72.8 million as well as the Australian Dollar Senior Secured Term Loan A of A$44.4 million (US$29.2 million based on October 30, 2024 exchange rates) were repaid in full by borrowing under the Revolving Facility;
•
€61.2 million (US$66.4 million based on October 30, 2024 exchange rates) out of the total outstanding Euro Senior Secured Term Loan A of €184.1 million (US$199.8 million based on October 30, 2024 exchange rates) was repaid by borrowing under the Revolving Facility; and
•
added a springing maturity covenant if the Senior Unsecured Notes are not refinanced before their maturity of March 15, 2029.

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

No changes were made to the financial covenants and the pricing was updated as follows:

Level	Consolidated Leverage Ratio	SOFR Spread	Undrawn Fee
I	> 4.25x	225 bps	37.5 bps
II	> 3.50x	200 bps	35.0 bps
III	> 2.50x	175 bps	30.0 bps
IV	≤ 2.50x	150 bps	25.0 bps

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

The components of lease expense were as follows:

	Three months ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Operating lease cost	$7.2	$7.3	$21.8	$21.4
Sublease income	(0.8)	(0.6)	(2.4)	(1.9)
Total lease cost	$6.4	$6.7	$19.4	$19.5

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Other information related to leases was as follows:

	Nine Months Ended September 30,
(in millions, except lease term and discount rate)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$20.8	$22.6
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$14.4	$14.7

Weighted average remaining lease term:
Operating leases	5.8 years

Weighted average discount rate:
Operating leases	5.2%

Future minimum lease payments, net of sublease income, for all non-cancelable leases as of September 30, 2024 were as follows:

(in millions)	Operating Leases
2024	$7.1
2025	25.2
2026	20.6
2027	15.3
2028	12.8
2029	10.1
Thereafter	18.1
Total minimum lease payments	109.2
Less imputed interest	15.6
Future minimum payments for leases, net of sublease rental income and imputed interest	$93.6

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

5. Pension and Other Retiree Benefits

The components of net periodic benefit (income) cost for pension and post-retirement plans for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,
	Pension				Post-retirement
	U.S.		International
(in millions)	2024	2023	2024	2023	2024	2023
Service cost	$—	$—	$0.1	$0.1	$—	$—
Interest cost	1.9	2.0	4.6	5.1	—	—
Expected return on plan assets	(3.2)	(3.0)	(4.9)	(5.5)	—	—
Amortization of net loss (gain)	0.6	0.6	1.4	1.1	(0.1)	(0.1)
Amortization of prior service cost	—	—	0.1	0.1	—	—
Net periodic benefit (income) cost (2)	$(0.7)	$(0.4)	$1.3	$0.9	$(0.1)	$(0.1)

	Nine Months Ended September 30,
	Pension				Post-retirement
	U.S.		International
(in millions)	2024	2023	2024	2023	2024	2023
Service cost	$—	$—	$0.5	$0.3	$—	$—
Interest cost	5.7	6.0	13.8	15.0	—	—
Expected return on plan assets	(9.6)	(9.0)	(14.6)	(16.2)	—	—
Amortization of net loss (gain)	1.8	1.8	4.0	3.2	(0.3)	(0.3)
Amortization of prior service cost	—	—	0.2	0.3	—	—
Settlement (1)	—	—	4.4	—	—	—
Net periodic benefit (income) cost (2)	$(2.1)	$(1.2)	$8.3	$2.6	$(0.3)	$(0.3)

(1)
Settlement of $4.4 million resulting from the wind-up of the ACCO Brands Canada Salaried and Hourly pension plans which was completed in the second quarter of 2024.
(2)
The components of net periodic benefit (income) cost, other than service cost, are included in the line "Non-operating pension expense" in the Consolidated Statements of Income (Loss).

We expect to contribute approximately $17.7 million to our defined benefit plans in 2024. For the nine months ended September 30, 2024, we have contributed $11.8 million to these plans.

6. Stock-Based Compensation

The following table summarizes our stock-based compensation expense (including stock options, restricted stock units ("RSUs") and performance stock units ("PSUs") for the three and nine months ended September 30, 2024 and 2023:

	Three months ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Stock option compensation expense	$0.1	$0.3	$0.4	$2.4
RSU compensation expense	1.3	1.3	6.3	4.9
PSU compensation expense	0.2	(0.1)	2.5	3.1
Total stock-based compensation expense	$1.6	$1.5	$9.2	$10.4

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes our unrecognized compensation expense and the weighted-average period over which the expense will be recognized as of September 30, 2024:

	September 30, 2024
(in millions, except weighted average years)	Unrecognized Compensation Expense	Weighted Average Years Expense To Be Recognized Over
Stock options	$0.2	0.5
RSUs	$8.4	2.1
PSUs	$4.5	1.7

7. Inventories

The components of inventories were as follows:

(in millions)	September 30, 2024	December 31, 2023
Raw materials	$39.4	$50.1
Work in process	4.3	4.7
Finished goods	281.1	272.7
Total inventories	$324.8	$327.5

8. Goodwill and Identifiable Intangible Assets

Goodwill

We test goodwill for impairment at least annually as of our measurement date of May 31st and on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. During the second quarter, we identified triggering events within our Americas reporting unit indicating that it was more likely than not that an impairment loss had been incurred. The triggering events included a decline in forecasted cash flows within specific product categories, and a decline in our stock price. Accordingly, as of May 31, 2024, we completed an impairment assessment, on a quantitative basis, of goodwill for both the Americas and International reporting units. The result of our assessment was that the fair value of the Americas reporting unit did not exceed its carrying value resulting in an impairment charge of $127.5 million. The result of our assessment was that the fair value of the International reporting unit exceeded its carrying value and we concluded that no impairment existed.

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

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Changes in the net carrying amount of goodwill by segment were as follows:

(in millions)	ACCO Brands Americas	ACCO Brands International	Total
Balance at December 31, 2023	$383.6	$206.4	$590.0
Goodwill impairment	(127.5)	—	(127.5)
Foreign currency translation	(1.5)	(2.0)	(3.5)
Balance at September 30, 2024	$254.6	$204.4	$459.0

The goodwill balance includes $403.3 million and $530.8 million of accumulated impairment losses as of December 31, 2023 and September 30, 2024, respectively.

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

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The gross carrying value and accumulated amortization by class of identifiable intangible assets as of September 30, 2024 and December 31, 2023, were as follows:

	September 30, 2024			December 31, 2023
(in millions)	Gross Carrying Amounts	Accumulated Amortization	Net Book Value	Gross Carrying Amounts	Accumulated Amortization	Net Book Value
Indefinite-lived intangible assets:
Trade names(1)	$101.2	$(44.5)	$56.7	$295.1	$(44.5)	$250.6
Amortizable intangible assets:
Trade names(2)	648.5	(156.0)	492.5	497.1	(142.0)	355.1
Customer and contractual relationships	362.7	(235.0)	127.7	362.4	(221.3)	141.1
Vendor relationships	82.4	(20.8)	61.6	82.4	(16.7)	65.7
Patents	8.2	(5.8)	2.4	8.2	(5.0)	3.2
Subtotal	1,101.8	(417.6)	684.2	950.1	(385.0)	565.1
Total identifiable intangibles	$1,203.0	$(462.1)	$740.9	$1,245.2	$(429.5)	$815.7

(1)
Accumulated amortization prior to the adoption of authoritative guidance on goodwill and other intangible assets, at which time further amortization ceased.
(2)
Reflects the change of two indefinite-lived trade names from indefinite-lived intangibles to amortizable intangible assets as of June 1, 2024.

The Company's intangible amortization expense for the three and nine months ended September 30, 2024 was $11.7 million and $33.2 million, respectively, and $10.8 million and $32.7 million for the three and nine months ended September 30, 2023, respectively.

Estimated amortization expense for amortizable intangible assets, as of September 30, 2024, for the current year and the next five years is as follows:

(in millions)	2024	2025	2026	2027	2028	2029
Estimated amortization expense(3)	$45.1	$45.7	$43.6	$41.2	$39.0	$37.2

(3)
Actual amounts of amortization expense may differ from estimated amounts due to changes in foreign currency exchange rates, additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets and other events.

9. Restructuring

The Company recorded $6.7 million and $6.1 million of net restructuring expense for the three and nine months ended September 30, 2024, respectively, which were primarily for severance costs related to cost reduction initiatives in both the Americas and International segments. The Company recorded $3.0 million and $6.3 million of restructuring expense for the three and nine months ended September 30, 2023, respectively, which were primarily related to severance costs associated with the footprint rationalization program in the International segment.

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The summary of the activity in the restructuring liability for the nine months ended September 30, 2024 was as follows:

(in millions)	Balance at December 31, 2023	Provision	Cash Expenditures	Non-cash Items/Currency Change	Balance at September 30, 2024
Employee termination costs(1)	$27.5	$6.1	$(11.4)	$(0.1)	$22.1
Other	0.9	—	(0.9)	—	0.0
Total restructuring liability	$28.4	$6.1	$(12.3)	$(0.1)	$22.1

(1)
We expect the remaining $22.1 million employee termination costs to be substantially paid in the next twelve months.

The summary of the activity in the restructuring liability for the nine months ended September 30, 2023 was as follows:

(in millions)	Balance at December 31, 2022	Provision	Cash Expenditures	Non-cash Items/Currency Change	Balance at September 30, 2023
Employee termination costs	$8.7	$4.9	$(6.9)	$—	$6.7
Other	—	1.4	(0.2)	—	1.2
Total restructuring liability	$8.7	$6.3	$(7.1)	$—	$7.9

10. Income Taxes

For the three months ended September 30, 2024, we recorded income tax expense of $4.5 million on income before taxes of $13.8 million. For the three months ended September 30, 2023, we recorded income tax expense of $6.7 million on income before taxes of $21.6 million. The $2.2 million decrease in tax expense compared to the three months ended September 30, 2023 was primarily driven by the decrease in income before taxes during the three months ended September 30, 2024.

For the nine months ended September 30, 2024, we recorded income tax expense of $3.3 million on a loss before taxes of $118.9 million. For the nine months ended September 30, 2023, we recorded income tax expense of $22.7 million on income before taxes of $60.3 million. The $19.4 million decrease in tax expense was primarily driven by the tax benefits related to the impairment of indefinite-lived intangibles and the settlement of certain pension plans. In addition, there were changes to uncertain tax positions based on the statutes of limitations and Brazilian income tax refunded related to certain interest income generated. Income before taxes during the nine months ended September 30, 2024 was lower also driving a decrease in tax expense. The non-cash goodwill impairment charge of $127.5 million had no associated tax benefit.

The U.S. federal statute of limitations remains open for the years 2020 and forward. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from 2 to 6 years. Years still open to examination by foreign tax authorities in major jurisdictions include Australia (2020 forward), Brazil (2019 forward), Canada (2020 forward), Germany (2020 forward), Sweden (2022 forward) and the U.K. (2022 forward). We are currently under examination in certain foreign and U.S. jurisdictions.

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

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Brazil Tax Assessments

In connection with our May 1, 2012, acquisition of the Mead Consumer and Office Products business ("Mead C&OP"), we assumed all of the tax liabilities for the acquired foreign operations including its operating entity in Brazil ("ACCO Brazil"). In December of 2012, the Federal Revenue Department of the Ministry of Finance of Brazil ("FRD") issued a tax assessment against ACCO Brazil, challenging the tax deduction of goodwill from ACCO Brazil's taxable income for the year 2007 (the "First Assessment"). A second assessment challenging the deduction of goodwill from ACCO Brazil's taxable income for the years 2008, 2009 and 2010 was issued by the FRD in October 2013 (the "Second Assessment" and together with the First Assessment, the "Brazil Tax Assessments").

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

Because there is no settled legal precedent on which to base a definitive opinion as to whether we will ultimately prevail, we consider the outcome of these disputes to be uncertain. Since it is not more likely than not that we will prevail, in 2012, we recorded a reserve in the amount of $44.5 million (at December 31, 2012 exchange rates) in consideration of this contingency, of which $43.3 million was recorded as an adjustment to the purchase price, and which included the 2007-2012 tax years plus penalties and interest through December 2012.

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

We will continue to actively monitor administrative and judicial court decisions and evaluate their impact, if any, on our legal assessment of the ultimate outcome of our disputes. In addition, we will continue to accrue interest related to this contingency until such time as the outcome is known or until evidence is presented that we are more likely than not to prevail. During the nine months ended September 30, 2024 and 2023, we accrued additional interest as a charge to current income tax expense of $0.5 million and $1.3 million, respectively. At current exchange rates, our accrual as of September 30, 2024, including tax, penalties and interest is $20.0 million (reported in "Other non-current liabilities").

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

11. Earnings per Share

Total outstanding shares as of September 30, 2024 and 2023, were 93.4 million and 94.9 million, respectively. Under our stock repurchase program, during each of the three and nine months ended September 30, 2024, we repurchased and retired 2.4 million shares, and during the three and nine months ended September 30, 2023, we did not repurchase or retire any shares. For each of the nine months ended September 30, 2024 and 2023, we acquired 0.4 million and 0.3 million shares, respectively, related to tax withholding for share-based compensation.

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

Our weighted-average number of shares outstanding for the three and nine months ended September 30, 2024 and 2023 was as follows:

	Three months ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Weighted-average number of shares of common stock outstanding - basic	96.0	95.4	96.2	95.2
Effect of dilutive securities:
Restricted stock units	1.5	1.3	—	1.6
Weighted-average shares and assumed conversions - diluted(1)	97.5	96.7	96.2	96.8

(1)
As a result of the net loss for the nine months ended September 30, 2024, diluted earnings per share does not include the effects of the stock awards for which the average market price for the period exceeds the exercised price, as their effect would have been anti-dilutive.

Awards of potentially dilutive shares of common stock, which have exercise prices that were higher than the average market price during the period, are not included in the computation of dilutive earnings per share as their effect would have been anti-dilutive. For the three and nine months ended September 30, 2024, the number of anti-dilutive shares was approximately 10.0 million and 10.2 million, respectively. For the three and nine months ended September 30, 2023, the number of anti-dilutive shares was approximately 10.4 million and 9.8 million, respectively.

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

Forward currency contracts are used to hedge foreign denominated inventory purchases for Europe, Australia, Canada, Japan and New Zealand, and are designated as cash flow hedges. Unrealized gains and losses on these contracts are deferred in Accumulated Other Comprehensive Income (Loss) ("AOCI") until the contracts are settled and the underlying hedged transactions relating to inventory purchases are recognized, at which time the deferred gains or losses will be reported in the "Cost of products sold" line in the Consolidated Statements of Income (Loss). As of September 30, 2024 and December 31, 2023, we had cash flow foreign exchange contracts outstanding with a U.S. dollar equivalent notional value of $99.5 million and $80.2 million, respectively, which were designated as hedges.

Forward currency contracts used to hedge foreign denominated intercompany loans are not designated as hedging instruments. Gains and losses on these derivative instruments are recognized within "Other (income) expense, net" in the Consolidated Statements of Income (Loss) and are largely offset by the change in the current translated value of the hedged item. The periods of the forward foreign exchange contracts correspond to the periods of the hedged transactions, with some relating to intercompany loans which extend beyond September 2025. As of September 30, 2024 and December 31, 2023, we had foreign exchange contracts outstanding with a U.S. dollar equivalent notional value of $108.7 million and $102.3 million, respectively, which were not designated as hedges.

The following table summarizes the fair value of our derivative financial instruments as of September 30, 2024 and December 31, 2023:

	Fair Value of Derivative Instruments
	Derivative Assets			Derivative Liabilities
(in millions)	Balance Sheet Location	September 30, 2024	December 31, 2023	Balance Sheet Location	September 30, 2024	December 31, 2023
Derivatives designated as hedging instruments:
Foreign exchange contracts	Other current assets	$0.2	$0.3	Other current liabilities	$2.3	$1.6
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current assets	0.9	1.0	Other current liabilities	0.3	0.1
Foreign exchange contracts	Other non-current assets	4.9	3.2	Other non-current liabilities	4.9	3.2
Total derivatives		$6.0	$4.5		$7.5	$4.9

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables summarize the pre-tax effect of our derivative financial instruments on the condensed consolidated financial statements for the three and nine months ended September 30, 2024 and 2023:

	The Effect of Derivative Instruments in Cash Flow Hedging Relationships on the Consolidated Financial Statements
	Amount of Gain (Loss) Recognized in AOCI (Effective Portion)		Location of (Gain) Loss Reclassified from AOCI to Income	Amount of (Gain) Loss Reclassified from AOCI to Income (Effective Portion)
	Three months ended September 30,			Three months ended September 30,
(in millions)	2024	2023		2024	2023
Cash flow hedges:
Foreign exchange contracts	$(2.0)	$1.5	Cost of products sold	$0.3	$(0.6)

	The Effect of Derivative Instruments in Cash Flow Hedging Relationships on the Consolidated Financial Statements
	Amount of Gain (Loss) Recognized in AOCI (Effective Portion)		Location of (Gain) Loss Reclassified from AOCI to Income	Amount of (Gain) Loss Reclassified from AOCI to Income (Effective Portion)
	Nine months ended September 30,			Nine months ended September 30,
(in millions)	2024	2023		2024	2023
Cash flow hedges:
Foreign exchange contracts	$(0.4)	$1.9	Cost of products sold	$(0.6)	$(1.4)

	The Effect of Derivatives Not Designated as Hedging Instruments on the Consolidated Financial Statements
	Location of (Gain) Loss Recognized in Income on Derivatives	Amount of (Gain) Loss Recognized in Income		Amount of (Gain) Loss Recognized in Income
		Three months ended September 30,		Nine months ended September 30,
(in millions)		2024	2023	2024	2023
Foreign exchange contracts	Other expense (income), net	$1.1	$(3.1)	$(1.0)	$(0.1)

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

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

We have determined that our financial assets and liabilities described in "Note 12. Derivative Financial Instruments" are Level 2 in the fair value hierarchy. The following table sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2024 and December 31, 2023:

(in millions)	September 30, 2024	December 31, 2023
Assets:
Forward currency contracts	$6.0	$4.5
Liabilities:
Forward currency contracts	$7.5	$4.9

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

The fair values of cash and cash equivalents, notes payable to banks, accounts receivable and accounts payable approximate carrying amounts due principally to their short maturities. The carrying amount of total debt was $914.4 million and $925.6 million and the estimated fair value of total debt was $874.9 million and $870.9 million at September 30, 2024 and December 31, 2023, respectively. The fair values are determined from quoted market prices, where available, and from using current interest rates based on credit ratings and the remaining terms of maturity.

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

14. Accumulated Other Comprehensive Income (Loss)

AOCI is defined as net income (loss) and other changes in stockholders’ equity from transactions and other events from sources other than stockholders. The components of, and changes in, AOCI were as follows:

(in millions)	Derivative Financial Instruments	Foreign Currency Adjustments	Unrecognized Pension and Other Post-retirement Benefit Costs	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2023	$(0.7)	$(349.8)	$(175.8)	$(526.3)
Other comprehensive loss before reclassifications, net of tax	(0.3)	(23.4)	(5.5)	(29.2)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(0.4)	—	7.0	6.6
Balance at September 30, 2024	$(1.4)	$(373.2)	$(174.3)	$(548.9)

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The reclassifications out of AOCI for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2024	2023	2024	2023

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Location on Income Statement
Gain (loss) on cash flow hedges:
Foreign exchange contracts	$(0.3)	$0.6	$0.6	$1.4	Cost of products sold
Tax expense (benefit)	0.1	(0.2)	(0.2)	(0.4)	Income tax expense
Net of tax	$(0.2)	$0.4	$0.4	$1.0
Defined benefit plan items:
Amortization of net actuarial loss(1)	$(1.9)	$(1.6)	$(9.1)	$(4.7)
Amortization of prior service cost(1)	(0.1)	(0.1)	(0.2)	(0.3)
Total before tax	(2.0)	(1.7)	(9.3)	(5.0)
Tax benefit	0.5	0.6	2.3	1.5	Income tax expense
Net of tax	$(1.5)	$(1.1)	$(7.0)	$(3.5)

Total reclassifications for the period, net of tax	$(1.7)	$(0.7)	$(6.6)	$(2.5)

(1)
These AOCI components are included in the computation of net periodic benefit (income) cost for pension and post-retirement plans including $3.6 million resulting from the wind-up of the ACCO Brands Canada Salaried and Hourly pension plans in the second quarter of 2024. See "Note 5. Pension and Other Retiree Benefits" for additional details.

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

As of December 31, 2023, there was $2.9 million of unearned revenue associated with outstanding service or extended maintenance agreements ("EMAs"), primarily reported in "Other current liabilities." During the three and nine months ended September 30, 2024, $0.4 million and $2.2 million of the unearned revenue was earned and recognized. As of September 30, 2024, the amount of unearned revenue from EMAs was $3.1 million. We expect to earn and recognize approximately $2.6 million of the unearned amount in the next 12 months and $0.5 million in periods beyond the next 12 months.

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present our net sales disaggregated by regional geography, by reporting business segments and our net sales disaggregated by the timing of revenue recognition for the three and nine months ended September 30, 2024 and 2023:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2024	2023	2024	2023
United States	$189.8	$195.0	$552.0	$613.1
Canada	23.7	25.3	71.1	78.6
Latin America	45.6	64.1	125.5	159.1
ACCO Brands Americas	259.1	284.4	748.6	850.8

EMEA(1)	125.5	126.6	370.2	388.1
Australia/N.Z.	28.6	29.7	76.9	82.1
Asia	7.7	7.3	22.4	23.2
ACCO Brands International	161.8	163.6	469.5	493.4
Net sales(2)	$420.9	$448.0	$1,218.1	$1,344.2

(1) EMEA is comprised largely of Europe, but also includes export sales to the Middle East and Africa.

(2) Net sales are attributed to geographic areas based on the location of the selling subsidiaries.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2024	2023	2024	2023
Product and services transferred at a point in time	$416.3	$439.8	$1,195.0	$1,313.2
Product and services transferred over time	4.6	8.2	23.1	31.0
Net sales	$420.9	$448.0	$1,218.1	$1,344.2

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

16. Information on Business Segments

Effective January 1, 2024, the Company reorganized its previously reported North America, EMEA and International operating segments into two operating segments, Americas and International. The Americas includes the U.S., Canada, Brazil, Mexico and Chile, and International includes EMEA, Australia, New Zealand and Asia. The new organizational structure aligns with how the Chief Operating Decision Maker ("CODM") analyzes and evaluates the Company's performance. This change will simplify and delayer the Company's operating structure and reduce costs through headcount reductions, supply chain optimization, global footprint rationalization, and better leverage of our sourcing capabilities. Prior period results have been reclassified to reflect this change in our operating segments.

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

Net sales by reportable business segment for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
ACCO Brands Americas	$259.1	$284.4	$748.6	$850.8
ACCO Brands International	161.8	163.6	469.5	493.4
Net sales	$420.9	$448.0	$1,218.1	$1,344.2

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Operating income (loss) by business segment for the three and nine months ended September 30, 2024 and 2023 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
ACCO Brands Americas	$25.9	$33.8	$(76.7)	$106.5
ACCO Brands International	9.5	9.4	30.1	26.2
Segment operating income (loss)	35.4	43.2	(46.6)	132.7
Corporate	(9.1)	(11.0)	(32.4)	(35.2)
Operating income (loss)⁽¹⁾	26.3	32.2	(79.0)	97.5
Interest expense	13.7	15.6	40.8	45.0
Interest income	(2.0)	(1.6)	(6.1)	(6.2)
Non-operating pension expense	0.4	0.2	5.6	0.5
Other expense (income), net	0.4	(3.6)	(0.4)	(2.1)
Income (loss) before income tax	$13.8	$21.6	$(118.9)	$60.3

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

ACCO Brazil filed legal actions requesting recovery of these excess tax payments by way of future Tax Credits covering various time periods prior to March 15, 2017. All of these cases have been finally decided in a court of law in favor of ACCO Brazil. During the nine months ended September 30, 2024, ACCO Brazil completed the necessary administrative steps which allowed it to benefit from additional Tax Credits and record a gain of $1.9 million, which is included in "Other (income) expense, net," on our Consolidated Statements of Income (Loss). The Tax Credits will be utilized against future tax obligations.

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

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

In September of 2021, the Supreme Court of Brazil issued its final ruling in a leading case which provides that corporate income tax (“IRPJ”) and social contribution on net income (“CSLL”) should not be levied on the Special System of Clearance and Custody (“SELIC”) interest rate received by taxpayers on the refund of overpaid taxes as in our Tax Credits. During the nine months ended September 30, 2024, ACCO Brazil filed legal actions requesting recovery of these excess tax payments and completed the necessary administrative steps which allowed it to record an income tax benefit of $2.6 million.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three and nine months ended September 30, 2024 and 2023 should be read in conjunction with the unaudited condensed consolidated financial statements of ACCO Brands Corporation and the accompanying notes contained therein.

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

Overview of Performance

The Company continues to be impacted by softer global demand, reflecting lower consumer and office spending due to the macroeconomic conditions and geopolitical uncertainties. We expect these collective global trends to continue to impact our financial results.

During the third quarter, our net sales decreased $27.1 million, or 6.0 percent, compared to the prior year's third quarter. The decrease is due to lower back-to-school purchases by our customers in Latin America and North America. Additionally, global demand was weaker for certain office related products. These declines were partially offset by growth in the technology accessories categories. Gross margin increased 20 basis points compared to the prior-year period primarily due to the impact of cost reduction actions, partly offset by the impact of volume declines.

We reported operating income of $26.3 million in the third quarter, compared to $32.2 million in the prior year's third quarter. The decline in operating results was primarily due to lower sales volume and higher restructuring expense.

Our operating cash flow for the first nine months was cash provided of $95.5 million compared to cash provided of $70.7 million in the prior year primarily reflecting reductions in working capital. Our operating cash flow continues to be seasonal with a historic pattern of strong inflows during the second half of the year.

Consolidated Results of Operations for the Three and Nine Months Ended September 30, 2024 and 2023

	Three Months Ended September 30,		Amount of Change			Nine Months Ended September 30,		Amount of Change
(in millions, except per share data)	2024	2023	$	%/pts		2024	2023	$	%/pts
Net sales	$420.9	$448.0	$(27.1)	(6.0)%		$1,218.1	$1,344.2	$(126.1)	(9.4)%
Cost of products sold	284.0	303.2	(19.2)	(6.3)%		818.2	915.9	(97.7)	(10.7)%
Gross profit	136.9	144.8	(7.9)	(5.5)%		399.9	428.3	(28.4)	(6.6)%
Gross profit margin	32.5%	32.3%		0.2	pts	32.8%	31.9%		0.9	pts
Selling, general and administrative expenses	92.2	98.8	(6.6)	(6.7)%		274.4	291.8	(17.4)	(6.0)%
SG&A% to net sales	21.9%	22.1%		(0.2)	pts	22.5%	21.7%		0.8	pts
Amortization of intangibles	11.7	10.8	0.9	8.3%		33.2	32.7	0.5	1.5%
Restructuring	6.7	3.0	3.7	123.3%		6.1	6.3	(0.2)	(3.2)%
Impairment of goodwill and intangible assets	—	—	—	NM		165.2	—	165.2	NM
Operating income (loss)	26.3	32.2	(5.9)	(18.3)%		(79.0)	97.5	(176.5)	NM
Operating income margin	6.2%	7.2%		(1.0)	pts	(6.5)%	7.3%		(13.8)	pts
Interest expense	13.7	15.6	(1.9)	(12.2)%		40.8	45.0	(4.2)	(9.3)%
Interest income	(2.0)	(1.6)	(0.4)	25.0%		(6.1)	(6.2)	0.1	(1.6)%
Non-operating pension expense	0.4	0.2	0.2	100.0%		5.6	0.5	5.1	NM
Other expense (income), net	0.4	(3.6)	4.0	(111.1)%		(0.4)	(2.1)	1.7	(81.0)%
Income (loss) before income tax	13.8	21.6	(7.8)	(36.1)%		(118.9)	60.3	(179.2)	NM
Income tax expense	4.5	6.7	(2.2)	(32.8)%		3.3	22.7	(19.4)	(85.5)%
Effective tax rate	32.6%	31.0%		1.6		(2.8)%	37.6%		(40.4)	pts
Net income (loss)	9.3	14.9	(5.6)	(37.6)%		(122.2)	37.6	(159.8)	NM
Weighted average number of diluted shares outstanding:	97.5	96.7	0.8	0.8%		96.2	96.8	(0.6)	(0.6)%
Diluted income (loss) per share	$0.09	$0.15	$(0.06)	(40.0)%		$(1.27)	$0.39	$(1.66)	NM
Comparable sales (Non-GAAP)(1)	$425.3	$448.0	$(22.7)	(5.0)%		$1,225.5	$1,344.2	$(118.7)	(8.8)%

(1)
See reconciliation to GAAP contained in Part I, Item 2. "Supplemental Non-GAAP Financial Measure."

Net Sales

For the three months ended September 30, 2024, net sales decreased $27.1 million, or 6.0 percent, including $4.4 million, or 1.0 percent, from adverse foreign exchange. Comparable net sales decreased 5.0 percent. The sales decline was driven by lower volume, which was down 4.7 percent, due to lower back-to-school sales in Latin America and North America. Additionally, global demand was weaker for certain office related products. These declines were partially offset by growth in the technology accessories categories. The exit of lower margin business in North America accounted for approximately 2.0 percent of the decline.

For the nine months ended September 30, 2024, net sales decreased $126.1 million, or 9.4 percent, including $7.4 million, or 0.6 percent, from adverse foreign exchange. Comparable net sales decreased 8.8 percent. The sales decline was driven by lower volume, which was down 8.5 percent, primarily due to softer global business and consumer demand for certain product categories, and from the exit of lower margin business in North America which accounted for approximately 3.0 percent of the decline.

Gross Profit

For the three months ended September 30, 2024, gross profit decreased $7.9 million, or 5.5 percent, primarily due to volume declines partly offset by the impact of global cost reduction actions. Adverse foreign exchange reduced gross profit by $1.4 million, or 1.0 percent.

For the nine months ended September 30, 2024, gross profit decreased $28.4 million, or 6.6 percent, primarily due to volume declines partly offset by the impact of global cost reduction actions and improved product mix. Adverse foreign exchange reduced gross profit by $2.0 million, or 0.5 percent.

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

For the three months ended September 30, 2024, SG&A decreased $6.6 million, or 6.7 percent, primarily due to the impact of global cost reduction actions and lower incentive compensation expense, partly offset by people cost inflation. Favorable foreign exchange reduced SG&A by $0.7 million, or 0.7 percent.

For the nine months ended September 30, 2024, SG&A decreased $17.4 million, or 6.0 percent, primarily due to the impact of global cost reduction actions and lower incentive compensation expense, partly offset by people cost inflation. Favorable foreign exchange reduced SG&A by $1.0 million, or 0.3 percent.

Operating Income (Loss)

For the three months ended September 30, 2024, we reported operating income of $26.3 million, a decrease of $5.9 million, primarily due to the impact of lower sales volume and higher restructuring expense, partly offset by lower SG&A expense.

For the nine months ended September 30, 2024, we reported an operating loss of $79.0 million, a decrease of $176.5 million, primarily due to non-cash impairment charges of $165.2 million related to goodwill and an indefinite-lived trade name within our Americas reporting unit. In addition, the impact of lower sales volume more than offset moderating product costs and lower SG&A expense.

Income Tax Expense

For the three months ended September 30, 2024, we recorded income tax expense of $4.5 million on income before taxes of $13.8 million. This compared with an income tax expense of $6.7 million on income before taxes of $21.6 million for the three months ended September 30, 2023.

For the nine months ended September 30, 2024, we recorded income tax expense of $3.3 million on a loss before taxes of $118.9 million. This compared with an income tax expense of $22.7 million on income before taxes of $60.3 million for the nine months ended September 30, 2023.

See "Note 10. Income Taxes" for more information.

Net Income (Loss)/Diluted Income (Loss) per Share

For the three months ended September 30, 2024, net income was $9.3 million compared to net income of $14.9 million in the prior year. The decrease was due to lower operating income as noted above.

For the nine months ended September 30, 2024, net loss was $122.2 million compared to a net income of $37.6 million in the prior year. The net loss was primarily due to the non-cash impairment charges related to goodwill and an indefinite-lived trade name.

Segment Net Sales and Operating Income (Loss) for the Three and Nine Months Ended September 30, 2024 and 2023

ACCO Brands Americas

	Three Months Ended September 30,		Amount of Change			Nine Months Ended September 30,		Amount of Change
(in millions)	2024	2023	$	%/pts		2024	2023	$	%/pts
Net sales	$259.1	$284.4	$(25.3)	(8.9)%		$748.6	$850.8	$(102.2)	(12.0)%
Segment operating income (loss)⁽¹⁾	25.9	33.8	(7.9)	(23.4)%		(76.7)	106.5	(183.2)	NM
Segment operating income (loss) margin	10.0%	11.9%		(1.9)	pts	(10.2)%	12.5%		(22.7)	pts
Comparable sales (Non-GAAP)⁽²⁾	$265.5	$284.4	$(18.9)	(6.6)%		$754.1	$850.8	$(96.7)	(11.4)%

(1)
Segment operating income (loss) excludes corporate costs. See "Part I, Item 1. Note 16. Information on Business Segments" for a reconciliation of total "Segment operating income (loss)" to "Income (loss) before income tax."
(2)
See reconciliation to GAAP contained in Part I, Item 2. "Supplemental Non-GAAP Financial Measure."

For the three months ended September 30, 2024, net sales decreased $25.3 million, or 8.9 percent, as a result of lower volume of $15.3 million, or 5.4 percent, and price decreases which reduced sales by $3.6 million, or 1.3 percent. The volume decline was primarily due to moderating demand trends in Latin America and lower replenishment for back-to-school products in North America. The exit of lower margin business in North America accounted for approximately 3.0 percent of the decline. These declines were partially offset by growth in technology accessories. Adverse foreign exchange reduced net sales $6.4 million, or 2.3 percent.

For the nine months ended September 30, 2024, net sales decreased $102.2 million, or 12.0 percent, as a result of lower volume of $84.0 million, or 9.9 percent, and price decreases which reduced sales by $12.7 million, or 1.5 percent. The volume decline was primarily due to softer business and consumer demand for our office products, and from the exit of lower margin business in North America, which accounted for approximately 4.0 percent. Adverse foreign exchange reduced net sales $5.5 million, or 0.6 percent.

For the three months ended September 30, 2024, we reported operating income of $25.9 million, a decrease of $7.9 million, primarily due to the impact of lower sales volume and $3.4 million of higher restructuring expense, partly offset by lower SG&A expense as a result of our cost reduction initiatives and reduced incentive compensation. Adverse foreign exchange reduced operating income $0.6 million, or 1.8 percent.

For the nine months ended September 30, 2024, we reported an operating loss of $76.7 million, a decrease of $183.2 million, primarily due to the non-cash impairment charges totaling $165.2 million related to goodwill and an indefinite-lived trade name. The remaining change in operating results was from the impact of lower sales volume and $3.2 million of higher net restructuring expense, partly offset by moderating product costs and lower SG&A expense as a result of our cost reduction initiatives and reduced incentive compensation. Adverse foreign exchange increased operating loss $0.2 million, or 0.2 percent.

ACCO Brands International

	Three Months Ended September 30,		Amount of Change			Nine Months Ended September 30,		Amount of Change
(in millions)	2024	2023	$	%/pts		2024	2023	$	%/pts
Net sales	$161.8	$163.6	$(1.8)	(1.1)%		$469.5	$493.4	$(23.9)	(4.8)%
Segment operating income⁽¹⁾	9.5	9.4	0.1	1.1%		30.1	26.2	3.9	14.9%
Segment operating income margin	5.9%	5.7%		0.2	pts	6.4%	5.3%		1.1	pts
Comparable sales (Non-GAAP)⁽²⁾	$159.8	$163.6	$(3.8)	(2.3)%		$471.4	$493.4	$(22.0)	(4.4)%

(1)
Segment operating income excludes corporate costs. See "Part I, Item 1. Note 16. Information on Business Segments" for a reconciliation of total "Segment operating income (loss)" to "Income (loss) before income tax."
(2)
See reconciliation to GAAP contained in Part I, Item 2. "Supplemental Non-GAAP Financial Measure."

For the three months ended September 30, 2024, net sales decreased $1.8 million, or 1.1 percent, primarily due to lower volume of $5.6 million, or 3.4 percent, partly offset by price increases which added $1.8 million, or 1.1 percent. The lower volume reflects reduced business and consumer demand for our office products, partially offset by growth in technology accessories. Favorable foreign exchange increased net sales $2.0 million, or 1.2 percent.

For the nine months ended September 30, 2024, net sales decreased $23.9 million, or 4.8 percent, primarily due to lower volume of $30.7 million, or 6.2 percent, partly offset by price increases which added $8.7 million, or 1.8 percent. The lower volume reflects reduced business and consumer demand for our office products, partially offset by growth in technology accessories. Adverse foreign exchange reduced net sales $1.9 million, or 0.4 percent.

For the three months ended September 30, 2024, operating income increased $0.1 million primarily due to the cumulative benefit of cost reduction actions offsetting the impact of lower volume. Favorable foreign exchange increased operating income $0.2 million, or 2.1 percent.

For the nine months ended September 30, 2024, operating income increased $3.9 million primarily due to lower restructuring expense and the cumulative benefit of cost reduction actions offsetting the impact of lower volume. Adverse foreign exchange reduced operating income $0.5 million, or 1.9 percent.

Liquidity and Capital Resources

Our primary liquidity needs are to support our working capital requirements, service indebtedness and fund capital expenditures and dividends. Our principal sources of liquidity are cash flows from operating activities, cash and cash equivalents held, and seasonal borrowings under our $600 million multi-currency revolving credit facility (the "Revolving Facility"). As of September 30, 2024, there was $22.5 million in borrowings outstanding under the Revolving Facility ($17.0 million reported in "Current portion of long-term debt" and $5.5 million reported in "Long-term debt, net"), and the amount available for borrowings was $569.0 million (allowing for $8.5 million of letters of credit outstanding on that date). We had $102.0 million in cash on hand. We maintain adequate financing arrangements at market rates.

As of September 30, 2024, our Consolidated Leverage Ratio was approximately 3.50 to 1.00 versus our maximum covenant of 4.00 to 1.00. We had no debt maturities before March 2026.

Our priorities for cash flow use, after funding business operations, include debt reduction, dividends, share repurchases and funding strategic acquisitions.

The $339.4 million of debt outstanding as of September 30, 2024 under our senior secured credit facilities had a weighted average interest rate of 6.72 percent, and the $575.0 million outstanding principal amount of our senior unsecured notes due 2029 had a fixed interest rate of 4.25 percent.

On October 30, 2024, the Company entered into a seventh amendment to the Credit Agreement to extend the maturity of the credit facility to October 30, 2029. The Company repaid in full the outstanding USD Senior Secured Term Loan A, the Australian Dollar Senior Secured Term Loan A and part of the outstanding Euro Senior Secured Term Loan A by borrowing under the Revolving Facility. After giving effect to the seventh amendment, the current Revolving Facility provides for outstanding borrowings not to exceed $467.5 million. See "Note 3. Long-term Debt and Short-term Borrowings" for more information.

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

Cash Flow for the Nine Months Ended September 30, 2024 and 2023

During the nine months ended September 30, 2024, our cash and cash equivalents increased $35.6 million, as compared to an increase of $11.5 million in the first nine months of the prior year. The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
(in millions)	2024	2023	Amount of Change
Net cash flow provided by:
Operating activities	$95.5	$70.7	$24.8
Investing activities	(8.5)	(7.5)	(1.0)

Net (repayments) borrowings	(13.6)	(30.8)	17.2
Dividends paid	(21.5)	(21.4)	(0.1)
All other financing	(14.4)	(1.7)	(12.7)
Financing activities	(49.5)	(53.9)	4.4
Effect of foreign exchange rate changes on cash and cash equivalents	(1.9)	2.2	(4.1)
Net increase in cash and cash equivalents	$35.6	$11.5	$24.1

Cash Flow from Operating Activities

Cash provided by operating activities during the nine months ended September 30, 2024, was driven by cash provided by trade working capital of $86.7 million, which includes accounts receivable, inventory and accounts payable. This was partially offset by cash payments for incentive compensation, interest and taxes.

Cash provided by operating activities during the nine months ended September 30, 2023, was driven by net income adjusted for non-cash add backs primarily consisting of amortization of intangibles, depreciation, and stock-based compensation expense. This was partially offset by cash payments for incentive compensation, interest and taxes.

Cash Flow from Investing Activities

Cash used by investing activities during the nine months ended September 30, 2024 and 2023 was primarily due to capital expenditures. The prior year also included proceeds of $2.2 million from the sale of our facility in Japan.

Cash Flow from Financing Activities

Cash used by financing activities during the nine months ended September 30, 2024, was primarily due to cash outflows from a net decrease in debt, dividend payments, and cash used to repurchase common stock.

Cash used by financing activities during the nine months ended September 30, 2023, was primarily due to cash outflows from a net decrease in debt and dividend payments.

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

The following tables provide a reconciliation of GAAP net sales as reported to non-GAAP comparable sales:

	Comparable Sales - Three Months Ended September 30, 2024
		Non-GAAP

(in millions)	GAAP Net Sales	Currency Translation	Comparable Sales
ACCO Brands Americas	$259.1	$(6.4)	$265.5
ACCO Brands International	161.8	2.0	159.8
Total	$420.9	$(4.4)	$425.3

	Amount of Change - Three Months Ended September 30, 2024 compared to the Three Months Ended September 30, 2023
	$ Change - Net Sales
		Non-GAAP

(in millions)	GAAP Net Sales Change	Currency Translation	Comparable Sales Change
ACCO Brands Americas	$(25.3)	$(6.4)	$(18.9)
ACCO Brands International	(1.8)	2.0	(3.8)
Total	$(27.1)	$(4.4)	$(22.7)

	% Change - Net Sales
		Non-GAAP

	GAAP Net Sales Change	Currency Translation	Comparable Sales Change
ACCO Brands Americas	(8.9)%	(2.3)%	(6.6)%
ACCO Brands International	(1.1)%	1.2%	(2.3)%
Total	(6.0)%	(1.0)%	(5.0)%

	Comparable Sales - Nine Months Ended September 30, 2024
		Non-GAAP

(in millions)	GAAP Net Sales	Currency Translation	Comparable Sales
ACCO Brands Americas	$748.6	$(5.5)	$754.1
ACCO Brands International	469.5	(1.9)	471.4
Total	$1,218.1	$(7.4)	$1,225.5

	Amount of Change - Nine Months Ended September 30, 2024 compared to the Nine Months Ended September 30, 2023
	$ Change - Net Sales
		Non-GAAP

(in millions)	GAAP Net Sales Change	Currency Translation	Comparable Sales
ACCO Brands Americas	$(102.2)	$(5.5)	$(96.7)
ACCO Brands International	(23.9)	(1.9)	(22.0)
Total	$(126.1)	$(7.4)	$(118.7)

	% Change - Net Sales
		Non-GAAP

	GAAP Net Sales Change	Currency Translation	Comparable Sales
ACCO Brands Americas	(12.0)%	(0.6)%	(11.4)%
ACCO Brands International	(4.8)%	(0.4)%	(4.4)%
Total	(9.4)%	(0.6)%	(8.8)%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk" of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to Foreign Exchange Risk Management or Interest Rate Risk Management in the quarter ended September 30, 2024 or through the date of this report.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision of the Chief Executive Officer and the Chief Financial Officer, and with the participation of our Disclosure Committee, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2024.

(b) Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable.

(b) Not applicable.

(c) Common Stock Purchases

The following table provides information about our purchases of equity securities during the quarter ended September 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
July 1, 2024 to July 31, 2024	—	$—	—	$105,645,579
August 1, 2024 to August 31, 2024	1,510,580	4.97	1,510,580	98,132,394
September 1, 2024 to September 30, 2024	929,761	5.33	929,761	93,179,856
Total	2,440,341	$5.11	2,440,341	$93,179,856

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2024, no director or officer of the Company who is required to file reports under Section 16 of the Exchange Act informed us that he or she adopted, materially modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: November 1, 2024