Form 10-K
period 2024-12-31
ACCO BRANDS Corp
filed 2025-02-21
CIK 712034

brai

12

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________________________________

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2024

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

As of June 30, 2024, the aggregate market value of the shares of Common Stock held by non-affiliates of the registrant was approximately $440.9 million. As of February 13, 2025, the registrant had outstanding 92,881,008 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be issued in connection with registrant’s annual stockholders' meeting expected to be held on May 20, 2025, are incorporated by reference into Part III of this report.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Annual Report on Form 10-K other than statements of historical fact, particularly those anticipating future financial performance, business prospects, growth, strategies, business operations and similar matters, results of operations, liquidity, financial condition, and those related to cost reductions and anticipated pre-tax savings and restructuring costs are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the beliefs and assumptions of management based on information available to us at the time such statements are made. These statements, which are generally identifiable by the use of the words "will," "believe," "expect," "intend," "anticipate," "estimate," "forecast," "future," "predict," "project," "plan," and similar expressions, are subject to certain risks and uncertainties, are made as of the date hereof, and we undertake no duty or obligation to update them. Forward-looking statements are subject to the occurrence of events outside the Company’s control and actual results and the timing of the events may differ materially from those suggested or implied by such forward-looking statements due to numerous factors that involve substantial known and unknown risks and uncertainties. Investors and others are cautioned to not place undue reliance on forward-looking statements when deciding whether to buy, sell or hold the Company's securities.

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

PART I

ITEM 1. BUSINESS

As used in this Annual Report on Form 10-K for the fiscal year ended December 31, 2024, the terms "ACCO Brands," "ACCO," the "Company," "we," "us," and "our" refer to ACCO Brands Corporation, a Delaware corporation incorporated in 2005, and its consolidated domestic and international subsidiaries.

For a description of certain factors that may have had, or may in the future have, a significant impact on our business, results of operations or financial condition, see "Part I, Item 1A. Risk Factors" of this report.

Overview of the Company

ACCO Brands is a leading global consumer, technology and business branded products company, providing well-known brands and innovative product solutions used in schools, homes and at work. Approximately 75 percent of our 2024 net sales came from brands that are in the No. 1 or No. 2 position in the product categories in which we compete. Our top 12 brands represented approximately $1.3 billion of our 2024 net sales. Our products are sold primarily in the U.S., Europe, Australia, Canada, Brazil and Mexico.

Note: Artline® in Australia/N.Z. only

Business Strategy

Our key strategic priorities are to:

•
Focus on improving our innovation and new product development processes, expanding into new points of distribution and extending our product offering into adjacent categories.
•
Use our strong brand recognition and supply chain expertise to expand relationships with new and existing customers.
•
Manage mature product categories which remain important profit and cash generators.
•
Support profitability through margin expansion initiatives and our multi-year cost reduction and footprint rationalization programs.

•
Maintain a balanced capital allocation strategy, which prioritizes debt reduction with our consistent cash flow to strengthen our balance sheet, while also supporting the quarterly dividend, potential share repurchases and opportunistic M&A.
•
Execute a disciplined acquisition approach focused on expanding brand presence, extending our geographic reach and complementing existing product lines, while maintaining a low leverage ratio and realizing synergies.

The Company generates consistent operating cash flow, allowing for a balanced capital allocation strategy. Our capital allocation strategy includes investment to support internal capital projects to support our long-term growth, funding our quarterly dividend, share repurchases, debt reduction and potential acquisitions. Historically we have made acquisitions that have meaningfully expanded our portfolio of well-known brands, enhanced our competitive position from both a product and channel perspective, added scale to our operations and increased our geographic presence.

Operating Segments

ACCO Brands has two operating segments based in different geographic regions: Americas and International. Each operating segment designs, markets, sources, manufactures and sells recognized consumer, technology and business branded products used in schools, homes and at work. Product designs are tailored to end-user preferences in each geographic region, and where possible, leverage common engineering, design and sourcing.

Sales Percentage by Operating Segment	2024	2023	2022
ACCO Brands Americas	60%	62%	62%
ACCO Brands International	40%	38%	38%
	100%	100%	100%

For more information on our operating segments see "Note 17. Information on Operating Segments" to the consolidated financial statements contained in Part II, Item 8. of this report.

Effective January 1, 2024, the Company reorganized into two operating segments, the Americas and International. Americas includes the U.S., Canada, Brazil, Mexico and Chile and International includes EMEA, Australia, New Zealand and Asia. This reorganization has and will continue to simplify and delayer the Company's operating structure and is continuing to reduce costs through headcount reductions, supply change optimization, global footprint rationalization, and better leverage of our sourcing capabilities. Prior period results have been reclassified to reflect this change in our operating segments.

Seasonality

Sales of the Company's products tend to be seasonal, with first quarter sales and operating income being lower than any other quarter. This is due to a combination of factors including lower volume and the mix of products sold in the first quarter. In addition, in the Americas, the U.S. back-to-school season primarily falls in the second and third quarters, which impacts our seasonality. The seasonality of the Company's sales volume combined with our fixed costs, such as depreciation, amortization, rent, personnel costs and interest expense, impacts the Company's profits on a quarterly basis.

Generally, our operating cash flow is generated in the second half of the year, as the cash inflows in the first and second quarters are consumed building working capital and making our annual performance-based compensation payments when earned. Our third and fourth quarter cash flows come from completing the working capital cycle. The seasonality of our operating cash flow maybe impacted as we execute on our footprint rationalization program and increase our use of sourcing finished products.

For further information on the seasonality of our net sales, earnings and cash flow, see "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations"

Customers

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

Competition

We operate in a highly competitive environment. ACCO Brands competes with numerous branded consumer and business products manufacturers, as well as many private label suppliers and importers, including various customers who import their own private label products directly from foreign sources.

The Company meets competitive challenges by creating and maintaining leading brands and differentiated products that deliver superior value, performance, and benefits to consumers and other end-users. Our products are sold through diverse distribution channels. We further meet consumer and end-user needs by developing, producing, and procuring products at a competitive cost, enabling them to be sold at attractive selling prices. We also believe that our experience and skill in managing complex assortments and large seasonal demand is a competitive advantage, as are our strong relationships with technology and content providers in our technology accessories categories.

Product Development

We seek opportunities to invest in new products and adjacencies. Our innovation efforts focus on generating new, exciting, and differentiated products that meet consumer and other end-user needs and provide the opportunity to meaningfully grow sales and margins. Our commitment to understanding our consumers and end-users and designing products that fulfill their needs drives our product development strategy, which we believe will continue to be a key contributor to our success. Our products are developed by our internal research and development teams and with technology providers. Costs related to product development when paid directly by ACCO Brands are included in selling, general and administrative expenses.

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

Supply Chain

We have built a customer-focused business model with a flexible supply chain to ensure that we are able to supply our customers with value-added, high-quality products at an attractive price. We currently manufacture approximately 40 percent of our products in our own facilities located in the countries where we operate and source the remaining 60 percent from lower cost countries, primarily in Asia. Using a combination of our own manufacturing and third-party sourcing also enables us to reduce costs and effectively manage our production assets by lowering capital investment and working capital requirements. Under our global footprint rationalization program, we will continue to rationalize our facilities as well as look for opportunities to leverage our manufacturing facilities to improve operating efficiencies.

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

Human Capital Resources

The people behind the brands are our greatest assets and key enablers of our success. We are intentional about providing fulfilling work experiences and competitive total rewards packages that attract top talent, motivate employees to stay and actively engage in a winning team environment.

At the end of 2024, we had approximately 5,000 full-time and part-time employees worldwide, with approximately 2,600 employees in our Americas operating segment (U.S., Canada, Brazil, Mexico and Chile), 2,300 in our International operating segment (EMEA, Australia and Asia) and 100 employees in Corporate. We also rely on a contingent hourly workforce to supplement our full-time workforce to meet seasonal demand. Approximately 200 manufacturing and distribution employees in the U.S. are covered by collective bargaining agreements. We also have government-mandated collective bargaining arrangements in certain countries, particularly in Europe and Brazil. There have been no strikes or material labor disputes at any of our facilities during the past five years.

Culture

Our core values include operating with integrity in all that we do, respecting the individual, embracing diverse perspectives and creativity to spark innovation, and acting responsibly in the communities where we live and work. Our culture helps to unlock each employee's sense of belonging and unique contributions, creating a culture where people bring their best ideas to the office and feel good about the work environment.

Talent Management and Training

Investing in people and growing talent, in the form of leadership development, supports business growth.

As we adapt to changes in business needs and priorities, addressing skill gaps and building, and sustaining, strong talent is critical to our success. Our people strategy includes a mix of developmental roles and learning experiences for our current employees as well as acquiring external talent to address new capabilities to help the organization accelerate growth. We also deliver Company-required learning to ensure compliance with our Code of Conduct and other important policies.

Employee Health and Safety ("EHS")

We are committed to Mission Zero— pursuing continuous improvement in health and safety within all our locations and to attain our goal of zero accidents and zero incidents. We have implemented our Comprehensive Environmental and Safety Management Plan as an overall management system for our manufacturing and distribution locations. Audits are completed by our teams to measure the proactive steps each location is taking to prevent injuries. We have been recognized as one of the safest companies in America and the U.K. on multiple occasions.

Community Involvement

We aim to give back to the communities where we live and work. Our corporate values include acting responsibly in our global communities through numerous employee volunteer and outreach initiatives. We encourage our employees to make a difference in our Company and in their communities by building on a fundamental commitment to responsibility. We support a wide range of charities worldwide, the most significant of which is the City of Hope, primarily based in the U.S. with far-reaching impacts of its medical and cancer-related research. The ACCO Brands and City of Hope partnership spans two decades.

Executive Leadership of the Company

As of February 21, 2025, the executive leadership team of the Company consisted of the following executive officers. Ages are as of December 31, 2024.

Patrick H. Buchenroth, age 57

•
2024 - present, Executive Vice President and President, Americas
•
2017 - 2023, Executive Vice President and President, ACCO Brands International
•
2013 - 2017, Senior Vice President and President, Emerging Markets
•
Joined the Company in 2002

Paul P. Daniel, age 59

•
2022 - present, Senior Vice President and Chief Information Officer
•
2020 - 2022, Vice President, Infrastructure and Operations
•
2017 - 2020 - Vice President, Global IT Operations, Tate & Lyle PLC
•
Joined the Company in 2020

James M. Dudek, Jr., age 53

•
2020 - present, Senior Vice President, Corporate Controller and Chief Accounting Officer
•
2017 - 2020, Vice President and Corporate Controller
•
2016 - 2017, Chief Accounting Officer, Innerworkings, Inc.
•
Joined the Company in 2017

Angela Jones, age 61

•
2020 - present, Senior Vice President and Global Chief People Officer
•
2018 - 2020, Senior Vice President and Chief People Officer, Compass Minerals
•
2016 - 2018, Vice President, Human Resources Rembrandt Foods
•
Joined the Company in 2020

Gregory J. McCormack, age 61

•
2024 - present - Senior Vice President, Global Operations and Supply Chain
•
2018 - 2023, Senior Vice President, Global Products and Operations
•
2013 - 2018, Senior Vice President, Global Products
•
Joined the Company in 1996

Cezary L. Monko, age 63

•
2024 - present, Executive Vice President and President, International
•
2017 - 2023, Executive Vice President and President, ACCO Brands EMEA
•
2014 - 2017, President and Chief Executive Officer, Esselte
•
Joined the Company in 1992

Deborah A. O'Connor, age 62

•
2022 - present, Executive Vice President and Chief Financial Officer
•
2020 - 2021, President and Chief Financial Officer, True Value Company
•
2015 - 2020, Senior Vice President and Chief Financial Officer, True Value Company
•
Joined the Company in 2022

Pamela R. Schneider, age 65

•
2012 - present, Senior Vice President, General Counsel and Secretary
•
2010 - 2012, General Counsel, Accertify, Inc.
•
Joined the Company in 2012

Thomas W. Tedford, age 54

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

Economic and Strategic Risks

A limited number of large customers account for a significant percentage of our net sales, and the loss of, or a substantial reduction in sales to, or gross profit from, or significant decline in the financial condition of one or more of these customers has and is likely to continue to adversely impact our business and results of operations.

Our top ten customers accounted for a significant portion of our net sales. The loss of, or a significant reduction in sales to, or gross profit from, one or more of our top customers, or significant adverse changes to the terms on which we sell our products to one or more of our top customers, has and is likely to continue to have a material adverse effect on our business, results of operations and financial condition.

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

Sales of our products have been, and we expect they will continue to be, materially and adversely affected by general economic and business conditions globally and in the countries in which we operate.

Our business depends on discretionary spending, and, as a result, our sales and operating results are highly dependent on consumer and business confidence and the health of the economies in the countries in which we operate. During periods of economic uncertainty or weakness, we have and continue to experience lower demand from our reseller customers who often reduce inventories, both to reduce their own working capital investments and because demand for our products decreases as consumers switch to private label and other branded and/or generic products that compete on price and quality, or forgo purchases altogether. Overall, adverse economic conditions, including high inflation, varying interest rates, and sustained periods of economic uncertainty or weakness in one or more of the geographic markets in which we operate, whatever the cause, have negatively affected, and we expect will continue to negatively affect, our sales and profitability, results of operations, cash flow and financial condition.

The Company has foreign currency translation and transaction exposure that has, and is likely to continue to, materially affect the Company’s sales, results of operations, financial condition and liquidity.

A majority of our net sales are transacted in a currency other than the U.S. dollar. Our primary exposure to currency movements relative to the U.S. dollar is in the Euro, the Swedish krona, the British pound, the Brazilian real, the Australian dollar, the Canadian dollar and the Mexican peso. Currency exchange rates can be volatile, especially in times of global, political and economic tension or uncertainty. Additionally, government actions such as currency devaluations, foreign exchange controls, and imposition of tariffs or other trade restrictions, among other things, can further negatively impact, and increase the volatility of, foreign currency exchange rates.

The fluctuations in the foreign currency rates relative to the U.S. dollar cause translation, transaction, and other gains and losses in our non-U.S.-based businesses, which impact our sales, profitability and cash flow. Our primary exposure is from translation of our foreign operations' results. Generally, the strengthening of the U.S. dollar against foreign currencies negatively impacts the Company’s reported sales and operating margins. Conversely, the weakening of the U.S. dollar against foreign currencies generally has a positive effect.

We source a majority of our products from lower cost countries, primarily in Asia using U.S. dollars. This creates transactional exposure in our foreign markets. The strengthening of the U.S. dollar against local foreign currencies increases our cost of goods and reduces our margins on products sold in local currency. When this occurs, we seek to raise prices in our foreign markets to recover the lost margin. Due to competitive pressures and the timing of these price increases relative to the changes in the foreign currency exchange rates, it is often difficult to increase prices fast enough to fully offset the cumulative impact of the foreign-exchange-related inflation on our cost of goods sold in these markets.

We use hedging instruments to mitigate transactional exposure to changes in foreign currencies. The effectiveness of our hedges depends in part on our ability to accurately forecast future cash flows, which is particularly difficult during periods of uncertain demand for our products and highly volatile exchange rates. For additional information, see "Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk - Foreign Exchange Risk Management" of this report.

Challenges related to the highly competitive business environment in which we operate have, and are likely to continue to have, a material adverse effect on our business, results of operations and financial condition.

We operate in a highly competitive environment characterized by large, sophisticated customers, low barriers to entry for certain of our products, and competition from a wide range of products and services (including private label products and electronic and digital products and services that can replace or render certain of our products obsolete). We have seen, and expect to continue to see, increased competition from private label brands as well as increased price competition from branded competitors, especially in periods of economic uncertainty and weakness when customers and consumers turn to alternative or lower cost products and overall demand for our products is lower.

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

Our success depends on our ability to develop and market innovative products that meet consumer and other end-user demands, including price expectations, and to expand into new and adjacent product categories.

Our success depends on our ability to invest in innovation and product development and successfully anticipate, develop and market products that appeal to the changing needs and preferences of consumers and other end-users. Additionally, part of our strategy is to develop new, exciting and differentiated products which we believe help us to sustain category leading positions and drive significant long-term growth. There can be no assurance that we will make the right investment choices or be successful in developing innovative products. If we are unable to successfully increase sales and margins by expanding our product assortment, our business, results of operations and financial condition could be adversely affected.

Growth in emerging geographies may be difficult to achieve and exposes us to financial, operational, regulatory, compliance, and other risks not present, or not as prevalent, in more established markets.

Emerging markets, such as Brazil and Mexico, generally involve more financial, operational, regulatory and compliance risks than more mature markets. As we expand and grow in these markets, we increase our exposure to these risks. These risks include currency transfer restrictions, currency fluctuations, changes in international trade and tax policies and regulations (including import and export restrictions), and a lack of well-established or reliable legal systems. Additionally, in some cases, emerging markets also have greater political and economic volatility, greater vulnerability to infrastructure and labor disruptions, and are more susceptible to corruption, civil unrest, military disruptions, terrorism, public health emergencies, severe weather conditions, and natural disasters. Weak or corrupt legal systems may affect our ability to protect and enforce our intellectual property, contractual and other rights. Further, these emerging markets are generally more remote from our headquarters' location and have different cultures that may make it more difficult to impose corporate standards and procedures and the extraterritorial laws of the U.S. and other jurisdictions, including the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and other similar laws.

If we are unable to profitably grow our existing emerging market businesses or expand into other emerging markets, achieve the return on capital we expect as a result of our investments, or effectively manage the risks inherent in operating in these markets, our business, results of operations and financial condition could be adversely affected.

Continued declines in the use of certain of our products have and will continue to materially adversely affect our business.

A number of our products and brands consist of paper-based and related products. As use of technology-based tools continues to rise worldwide and the nature of hybrid work and school evolves demand for many of our products, especially for our traditional paper-based and related products has declined. This trend was accelerated by the COVID-19 pandemic and we expect that demand for these products will continue to decline. The decline in the overall demand for certain of the products we sell has materially adversely impacted our business and results of operations, and we expect it will continue to do so.

Our school and technology accessories businesses are seasonal, which has impacted, and may in the future impact, our ability to accurately forecast our operating results and working capital requirements.

Historically, each of our segments has demand that varies based on certain seasonal drivers related to the product categories it sells as discussed in "Part I, Item 1. Business - Seasonality" of this report.

As a result of this seasonality, our inventory and working capital needs fluctuate significantly throughout the year. In addition, our customers often change their order patterns for peak seasons, making forecasting of production schedules and inventory purchases more challenging. These fluctuations have impacted our ability to accurately forecast our inventory and working capital needs as well as our operating results. When we are unable to accurately forecast and prepare for customer orders or our working capital needs, or if there is a downturn in business or economic conditions during these periods, our business, results of operations, liquidity and financial condition have been, and in the future could be, adversely affected. Additionally, because of these quarterly fluctuations, comparisons of our operating results across different fiscal quarters may not be meaningful.

The level of investment returns on pension plan assets and the assumptions used for valuation purposes have affected the Company's earnings and could affect the Company’s earnings and cash flows in future periods. Changes in government regulations, as well as the significant unfunded liabilities, including the unfunded liabilities of the U.S. multi-employer pension plan in which we are a participant, could also affect the Company’s pension plan expenses and funding requirements.

As of December 31, 2024, the Company had $121.2 million recorded as pension liabilities in its Consolidated Balance Sheet. Funding obligations are determined by government regulations and are measured each year based on the value of assets and liabilities on a specific date. When the financial markets do not provide the long-term returns that are expected, or discount rates increase the present value of liabilities, the Company has been, and in the future could be, required to make larger contributions and/or record higher non-cash expenses related to its pension liabilities. The markets can be very volatile, and therefore the Company’s estimate of future contribution requirements and/or non-cash expenses can change dramatically in relatively short periods of time. Similarly, changes in interest rates and legislation enacted by governmental authorities can impact the timing and amounts of contribution requirements and/or non-cash expenses. An adverse change in the funded status of our pension plans could significantly increase our required future contributions and/or non-cash expenses and adversely impact our liquidity.

We also participate in a multi-employer pension plan for our union employees at our Ogdensburg, New York facility. The plan has reported significant underfunded liabilities and declared itself in critical and declining status. As a result, the trustees of the plan adopted a rehabilitation plan in an effort to forestall insolvency. Our current contributions to this plan (which are not significant) could increase due to the shrinking contribution base resulting from the insolvency or withdrawal of other participating employers, the inability or the failure of withdrawing participating employers to pay their withdrawal liability, lower than expected returns on pension fund assets, and other funding deficiencies. Additionally, if we were to withdraw from the plan, the present value of our withdrawal liability payments could be significant and would be recorded as an expense in our Consolidated Statements of Income and as a liability on our Consolidated Balance Sheets in the first year of our withdrawal. See also "Note 5. Pension and Other Retiree Benefits" to the consolidated financial statements contained in Part II, Item 8. of this report.

Impairment of goodwill and indefinite-lived intangible assets have had, and could in the future have, a material adverse effect on our financial results.

We have approximately $1.2 billion of goodwill and other specifically identifiable intangible assets as of December 31, 2024. During the second quarter of 2024, we recorded a $165.2 million non-cash impairment charge related to goodwill and an indefinite-lived trade name within our Americas reporting unit. This follows a $89.5 million non-cash goodwill impairment charge related to our Americas reporting unit recorded during the fourth quarter of 2023. Future events may occur that could adversely affect the reported value, or fair value, of our goodwill or indefinite-lived intangible assets that would require future impairment charges which would negatively impact our financial results. Such events may include, but are not limited to, strategic decisions made in response to changes in economic and competitive conditions, the impact of the economic environment on our sales and customer base, the unfavorable resolution of litigation, a material adverse change in our relationship with significant customers, or a sustained decline in our stock price. We continue to evaluate the impact of developments from our reporting units to assess whether impairment indicators are present. See also "Note 9. Goodwill and Identifiable Intangible Assets" to the consolidated financial statements contained in Part II, Item 8. of this report.

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

Our gaming accessories business licenses technology, trademarks and other intellectual property from the three major gaming console manufacturers and numerous video game publishers. Additionally, our ability to expand our gaming accessories business into certain new geographies requires that we obtain additional licensing rights from the gaming console manufacturers and video game publishers. There can be no assurance that we will be able to obtain these additional licensing rights. The loss, inability to obtain, or non-renewal of one or more of these licenses would, in all likelihood, materially and adversely impact our sales, results of operations and financial condition.

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

The integration of any acquisition will involve changes to or implementation of critical information technology systems, modifications to our internal control systems, processes and accounting and financial systems, and the establishment of disclosure controls and procedures and internal control over financial reporting necessary to meet our obligations as a public company. If we are unable to successfully complete these tasks and accurately report our financial results in a timely manner and establish internal control over financial reporting and disclosure controls and procedures that are effective, our business, results of operations and financial condition, investor, supplier and customer confidence in our reported financial information, market perception of our Company and/or the trading price of our common stock could be materially adversely affected.

Operational Risks

Failure to successfully implement our restructuring and cost savings initiatives could adversely affect our future results of operations and cash flow.

In January 2024, the Company announced a multi-year restructuring and cost savings program, with anticipated annualized pre-tax cost savings of at least $60 million when fully realized. In 2025, the Company increased its savings target by $40 million, and now anticipates the multi-year program to yield approximately $100 million in annualized pre-tax cost savings by the end of 2026. The program incorporates initiatives to simplify and delayer the Company's operating structure and reduce costs through headcount reductions, supply chain optimization, global footprint rationalization, and better leveraging of the Company's sourcing capabilities. We may not be able to successfully execute these initiatives in a timely manner or realize the anticipated cost savings and operational efficiencies. Failure to implement these initiatives and realize the anticipated cost savings and operational efficiencies as planned could adversely affect our future results of operations and cash flow. Further, the changes to our operating structure, including the leadership changes, have resulted in a significant amount of organization change which, could divert management's attention from other priorities, disrupt the Company's day-to-day operations and have a negative impact on employee morale and retention. If we are not able to effectively manage the restructuring process our business and financial results could suffer.

Our business, results of operations and cash flow have been, and may continue to be, adversely impacted by disruptions in the global supply chain.

We purchase a majority of the products we sell from suppliers in lower cost countries, primarily in Asia, while manufacturing some products in our own facilities. We also purchase component parts and raw materials for our manufactured products from third parties many of which are also imported from Asia. Additionally, we rely on international freight carriers and domestic trucking and rail lanes to import and distribute products to our customers throughout the world. We have experienced, and could experience, disruptions in our global supply chain due to insufficient freight carrier capacity, port delays and closures, the cost and availability of international and domestic freight carriers, labor shortages and geopolitical unrest. These events as well as further supply chain disruptions could adversely affect our operations, sales, profitability and cash flow.

Our operating results have been, and continue to be, adversely affected by inflation and changes in the cost or availability of raw materials, transportation, labor and other necessary supplies and services, including the cost of finished goods.

The price and availability of raw materials, transportation, labor, and other necessary supplies and services used in our business, as well as the cost of finished goods, can be volatile due to numerous factors beyond our control, including general economic and competitive conditions, inflation, tariffs and changes in foreign trade policies, supply chain disruptions, supplier business strategies, and political instability, war and other geopolitical tensions.

During periods of inflation and rising costs, we manage this volatility through a variety of actions, including targeted advance or periodic purchases, future delivery purchases, long-term contracts, sales price increases and the use of certain derivative instruments. We have implemented, and may implement in the future, additional price increases if necessary to offset future inflationary and supply-chain related cost increases. Historically, we have not been able to raise prices fast enough to effectively mitigate the adverse impact of these cost increases on our margins and there can be no assurance that we will be able to do so in the future. Additionally, we have lost, and may continue to lose, sales due to increasing our selling prices to our customers. We have also seen customers and consumers purchase lower priced products which generate lower margins due to our price increases and we expect this trend to continue.

Outsourcing the development and production of certain of our products, our information technology systems and other administrative and finance functions could materially adversely affect our business, results of operations and financial condition.

We outsource certain product development and manufacturing functions, such as product design and production, to third-party suppliers. This creates a number of risks, including decreased control over the engineering and manufacturing processes which can result in cost overruns, delayed deliveries or shortages, inferior product quality, and loss or misappropriation of trade secrets and intellectual property. Additionally, we rely on our suppliers to ensure that our products meet our design and product content specifications, and all applicable laws, including product safety, product compliance, security, labor, sustainability and environmental laws. We also expect our suppliers to conform to our and our customers’ and licensors' codes of conduct and expectations with respect to product safety, product quality, social responsibility and environmental sustainability, and be responsive to our audits and requests for information needed to comply with laws and our customers' expectations. Failure to meet any of these requirements may result in our having to cease doing business with a supplier or cease production at a particular facility, stop selling or recall non-conforming products, or having imported products detained at the port or subject to exclusion or seizure. Substitute suppliers might not be available or, if available, might be unwilling or unable to offer products on acceptable terms or in a timely manner. Moreover, if one or more of our suppliers is unable or unwilling to continue to provide products of acceptable quality, at acceptable cost or in a timely manner due to financial difficulties, insolvency or otherwise, including as a result of disruptions associated with circumstances outside their control, or if customer demand for our products increases, we may be unable to secure sufficient additional capacity from our current suppliers, or others, in a timely manner or on acceptable terms. Any of these events could result in unforeseen production delays and increased costs and negatively affect our ability to deliver our products to our customers, all of which could adversely affect our business, sales, results of operations, and financial condition.

We also outsource important portions of our information technology infrastructure and systems support to third-party service providers. Outsourcing of information technology services creates risks to our business, which are similar to those created by our product production outsourcing.

In addition, we outsource certain administrative and financial functions, such as payroll processing and benefit plan administration to third-party service providers and may outsource other functions in the future to achieve cost savings and efficiencies. If the service providers to whom we outsource these functions do not perform effectively or experience deficiencies or material weaknesses in their internal controls, we may not be able to achieve the expected cost savings and may incur additional costs to correct errors they make. Depending on the function involved, such issues may also lead to business disruption, processing inefficiencies, internal control deficiencies, loss of or damage to intellectual property, legal and regulatory exposure, or harm to employee morale.

Technology and Cybersecurity Risks

We rely extensively on information technology systems to operate, transact and otherwise manage our business. Any material failure, inadequacy, or interruption of that technology or its supporting infrastructure could materially adversely affect our business, results of operations and financial condition.

We rely extensively on our information technology systems, many of which are outsourced to third-party service providers. We depend on these systems and our third-party service providers to effectively manage our business and execute the production, distribution and sale of our products, as well as to manage and report our financial results and run other support functions. Although we have implemented service level agreements and require our third-party providers to validate their internal controls, if applicable, and have established monitoring controls, if our third-party service providers fail to perform their obligations in a timely manner or at satisfactory levels, our business could suffer. Additionally, if one or more of our information technology suppliers is unable or unwilling to continue to provide services at acceptable cost due to financial difficulties, insolvency or otherwise, our business could be adversely affected.

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

Security breaches could compromise our confidential and proprietary information, as well as any personally identifiable information for which we are responsible and expose us to operational and legal risks that could cause our business and reputation to suffer and materially adversely affect our results of operations and financial condition.

We maintain information and applications necessary to conduct our business in data centers, on our networks and with third-party cloud services, including confidential and proprietary information, as well as personally identifiable information regarding our customers and employees. Our information technology infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions which creates the risk that our digital information could be stolen or tampered with or that our business operations could be materially and adversely impacted. This risk is heightened now that most of our office-based employees work remotely several days a week.

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

Despite our efforts to secure and monitor our information technology systems, the possibility of intrusion, tampering, and theft cannot be eliminated entirely. We have from time to time experienced cybersecurity breaches, such as "phishing" attacks, business email compromises, employee or insider error, brute force attacks, unauthorized parties gaining access to our information technology systems, and similar incidents. To date, these incidents have not had a material impact on our business, but there can be no assurance that future incidents will not cause material impacts. The techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target. Additionally, there can be no assurance that the actions we and our outsourced providers take will prevent a breach of, or attack on the information technology systems that support the day-to-day operation of our business or house our confidential, proprietary and personally identifiable information.

Any such intrusion, tampering or theft (and any resulting disclosure or use of confidential, proprietary or personally identifiable information) could compromise our network, the network or data center of a third-party hosting key operating systems or data, or to whom we have disclosed confidential, proprietary or personally identifiable information or a third-party cloud service provider. Any of these impacts could result in a disruption to our information technology infrastructure, interruption of our business operations, violation of applicable privacy and other laws or standards, a deficiency in our internal control over financial reporting, significant legal and financial exposure beyond the scope or limits of any insurance coverage (including legal claims and proceedings and regulatory enforcement actions and penalties), increased operating costs associated with remediation activities and a loss of confidence in our security measures, all of which could harm our reputation with our customers, end-users, employees and other stakeholders and materially adversely affect our business and results of operations. Contractual provisions with third parties, including cloud service providers, may limit our ability to recover these losses.

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

We have a history of paying quarterly dividends and engaging in stock repurchase programs; however, any determination to continue to pay cash dividends at recent rates or at all, or repurchase our shares in the market, is contingent on a variety of factors, including our financial condition, results of operations, business requirements, and our board of directors' continuing determination that such dividends or share repurchases are in the best interests of our stockholders and in compliance with all applicable laws and agreements. Under certain circumstances, the terms of our debt agreements limit our ability to return capital to stockholders through stock repurchases, dividends or otherwise. There is no assurance that we will continue to make dividend payments or repurchase stock.

Legal and Regulatory Risks

Product liability claims, recalls or regulatory actions could materially adversely affect our financial results or harm our reputation or brands.

Claims for losses or injuries purportedly caused by one of our products arise in the ordinary course of our business. Litigation or regulatory enforcement actions related to our products, and the associated costs and potential for monetary judgments and penalties could have an adverse effect on our results of operations and financial condition. Additionally, product liability claims or regulatory actions, regardless of merit, could result in negative publicity that could harm our reputation in the marketplace or the value of our brands. We also may be, and in the past have been, required to recall and discontinue the sale of allegedly defective or unsafe products, which has resulted in lost sales and unplanned expenses. Any future recall or quality issue could result in lost sales, adverse publicity, and significant expenses, and adversely impact our results of operations or financial condition.

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

It is the opinion of management that (other than the Brazil Tax Assessments described below) the ultimate resolution of currently outstanding litigation and claims will not have a material adverse effect on our financial condition, results of operations or cash flow. However, there is no assurance that we will ultimately be successful in our defense of any of these matters or that an adverse outcome in any matter will not affect our results of operations, financial condition, or cash flow. Further, future claims, lawsuits and legal proceedings could materially adversely affect our business, reputation, results of operations, and financial condition.

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

We face a variety of risks of increased future taxation on our earnings as a corporate taxpayer in the countries in which we have operations. Moving funds between countries can also produce adverse tax consequences. In addition, since our operations are global, we can face challenges in effectively gaining a tax benefit for costs incurred in one country that benefit our operations in other countries. Changes in tax legislation or tax rates may occur in one or more jurisdictions in which we operate that may materially impact the cost of operating our business.

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

For additional information on the impact of recent changes in tax legislation, see "Note 11. Income Taxes" to the consolidated financial statements contained in Part II, Item 8. of this report.

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
•
Delaware corporate law and laws relating to corporate governance;
•
International trade laws, including tariffs, trade sanctions and embargoes;
•
Tax laws;
•
Privacy and data security laws and self-regulatory requirements regarding the acceptance, processing, storage and transmission of credit card data;
•
Anti-bribery, anti-corruption and anti-money laundering laws;
•
Laws governing fair competition and marketing and advertising, including laws and regulations regarding "green" claims; and
•
Environmental laws, including laws relating to the use, discharge and emission of certain materials (including hazardous substances), waste disposal, GHG emissions and other discharges to air, soil and water;
•
Laws governing the toxic chemicals and materials in the products we sell, including PFAS;
•
Product safety laws;
•
Laws relating to the environmental sustainability of our operations and our products and packaging, the health and safety of our employees and the protection of human rights in our supply chain, including:
o
laws mandating reporting obligations, including deforestation disclosures,
o
extended producer responsibility laws and plastic or packaging taxes, and
o
laws establishing minimum recycled content requirements, governing labeling related to recyclability, and restricting or banning the use of certain materials in products or packaging, including single-use plastics (collectively “Sustainability Laws”);

All of these legal frameworks are complex and change frequently. Moreover, the requirements of these and other laws can vary significantly from jurisdiction to jurisdiction. Additionally, these laws and regulations are evolving rapidly, especially environmental laws, Sustainability Laws, and laws governing "green" marketing claims, and may become more stringent over time, which could result in significant additional operating and compliance costs as well as increased risks of non-compliance. Further, the lack of harmonized regulatory requirements and reporting frameworks requires us to navigate myriad different requirements further increasing the cost and complexity of compliance and the risks of non-compliance. Failure by us to promptly and accurately meet these expectations and requirements may expose us to reputational and brand damage, regulatory penalties and litigation among other things.

In addition, when we expand our business into new markets and into new product categories, we increase the number of legal and self-regulatory requirements with which we are required to comply, which increases the complexity and costs of compliance, as well as the risks of non-compliance. Any significant increase in our costs to comply with applicable legal and self-regulatory requirements, or any liability arising from non-compliance, could have a material adverse effect on our business, results of operations, and financial condition.

We are tracking and taking actions to comply with all of these laws and regulations; however, we cannot currently assess the impact that future requirements as well as regulation changes and enforcement practices will have on our business results of operations and financial condition.

Changes in trade policy and regulations in the United States and other countries, including changes in trade agreements and the imposition of tariffs, and the resulting consequences, are likely to adversely impact on our business, results of operations and financial condition.

The U.S. government has instituted or proposed changes to international trade policy through the renegotiation, and potential termination, of certain existing bilateral or multilateral trade agreements and treaties with, and the imposition of tariffs on a wide range of products and other goods from China, Canada, Europe and other countries. A significant number of the products we sell and certain raw materials we use in our domestic production facilities are sourced from China and Southeast Asia and we optimize our supply chain by, in some cases, consolidating inventories in the U.S. As a result, changes in trade policies and regulations in the United States or other countries present particular risks for us. We are constantly evaluating our manufacturing and distribution footprint globally, including beyond Asia, to manage and mitigate these risks.

New or increased tariffs are expected to adversely affect our source of supply and increase our operating costs. There also are risks associated with retaliatory tariffs that are implemented in response to these tariffs, and resulting trade wars. We cannot predict future trade policy and regulations in the United States and other countries, the terms of any renegotiated trade agreements or treaties, or tariffs and their impact on our business. A trade war could have a significant adverse effect on world trade and the world economy and increase the volatility of currency exchange rates. To the extent that tariffs and other trade restrictions imposed by the United States or other countries increase the price of, or limit the amount of, our products or components or materials used in our products imported into the United States or other countries, or create adverse tax consequences, the sales, cost or gross margin of our products are likely to be adversely affected and the demand from our customers for products and services may be diminished. Uncertainty surrounding international trade policy and regulations as well as disputes and protectionist measures could also have an adverse effect on consumer confidence and spending. If we deem it necessary to alter all or a portion of our activities or operations in response to such policies, agreements or tariffs, our capital and operating costs may increase.

Our ongoing efforts to address these risks may not be effective and may have long-term adverse effects on our operations and operating results. Such efforts may also take time to implement or to have an effect and may result in adverse quarterly financial results or fluctuations in our quarterly financial results. As a result, changes in trade policy and regulations in the United States and other countries as well as changes in trade agreements and tariffs are likely to adversely affect our business, results of operations and financial condition.

General Risk Factors

Our success depends on our ability to attract and retain qualified personnel.

Our success depends on our ability to attract and retain qualified personnel at all levels and maintain a diverse, global workforce. Our ability to provide competitive total rewards packages and an attractive culture remain key indicators for success in attracting and retaining talent. Talent development and succession planning have emerged as key activities to guard against the risk of key management personnel retirements and new capability requirements to successfully implement our business strategy.

Our stock price is volatile.

The market price for our common stock has been volatile historically. Our stock price may be significantly affected by factors, including those described elsewhere in this "Part I, Item 1A. Risk Factors," as well as the following:

•
quarterly fluctuations in our operating results compared with market expectations;
•
investors' perceptions; and
•
changes in financial estimates by us or securities analysts and recommendations by securities analysts.

Volatility in our stock price could adversely affect our business and financing opportunities, which could hurt our operating results and negatively impact our cash flow and financial condition.

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

A disruption at one of our suppliers' manufacturing facilities, one of our offices, manufacturing or distribution locations, or elsewhere in our global supply chain due to circumstances outside our control, have, and in the future could, materially and adversely impact our business operations. Such a disruption could occur as a result of any number of events, including but not limited to, a major equipment failure, labor stoppages, transportation failures affecting the supply and shipment of materials and finished goods, unavailability of raw materials, severe weather conditions, natural disasters, civil and geopolitical unrest, fire, explosions, public health emergencies, pandemics, war or terrorism, and disruptions in utility and other services. Any such future disruptions could materially and adversely impact our business, sales, results of operations, and financial condition.

Political instability, civil unrest, war or terrorism, public health crises, pandemics, or other public health emergencies, and severe weather or natural disasters may also affect consumer and business confidence and the health of the economies in the countries in which we operate. Overall, adverse changes in economic conditions or sustained periods of economic uncertainty or weakness in one or more of the geographic markets in which we operate, whatever the cause, have negatively affected our historical sales and profitability, and in the future could have an adverse effect on our sales, business, results of operations, cash flow and financial condition.

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

Cybersecurity Roadmap and Risk Assessment

We have a cybersecurity roadmap that provides a framework for prioritizing and managing our ongoing cybersecurity program. We conduct periodic risk assessments based on the National Institute of Standards and Technology ("NIST") cybersecurity framework to identify and assess our cybersecurity risks, vulnerabilities and information security maturity assessments to evaluate the maturity stage of the overall cybersecurity program. The results of these assessments are reported to the Audit Committee of the Board, and we adjust our cybersecurity roadmap, policies, processes and practices as necessary based on the information provided by these assessments as well as the monitoring, testing and auditing noted below.

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

Third-Party Risk Management

We use a risk-based approach to identify and oversee cybersecurity risks presented by third parties, including vendors and service providers, as well as the systems of third parties that could adversely impact our business in the event of a cybersecurity incident affecting those third-party systems. We also obtain assurances from outsourced service providers regarding the sufficiency of their security procedures and, where appropriate, assess the protections employed by these third parties.

Monitoring, Testing and Auditing

We monitor the evolving cybersecurity landscape that could result in new or increased cybersecurity threats. We also engage in the periodic assessment and testing of our policies, standards, processes and practices. These efforts include audits, vulnerability and penetration testing, tabletop exercises, social engineering campaigns and other internal and external assessments. We evaluate the effectiveness of our information technology-related internal controls annually.

Education and Awareness

The Company regularly conducts mandatory cybersecurity training for its employees, and all new hires are required to take cybersecurity training when they receive their Company computer. Failure to complete the training in a timely fashion results in their system access being suspended until completion. Management also regularly conducts "phishing" exercises to test the effectiveness of our training programs. The results of these exercises are reported to the Audit Committee. Employees also receive monthly newsletters highlighting cybersecurity developments as well as targeted email messages, as appropriate.

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

Our Senior Vice President and Chief Information Officer and our Vice President, Global Cybersecurity, update the Audit Committee regularly regarding the status of ongoing cybersecurity initiatives and strategies and incident reports. They also present information to the Audit Committee regarding management's cybersecurity risk and maturity assessments, including changes to our cybersecurity roadmap as a result of these assessments. This briefing is also posted to the full Board, which also receives quarterly updates through the Audit Committee. In accordance with the Company's policies and incident response plans, based on the severity of the incident, the Audit Committee is notified and briefed. The Board and executive management participate in cybersecurity training and conduct tabletop exercises on a periodic basis.

Management Oversight

At a management level, our cybersecurity program is led by our Vice President, Global Cybersecurity who oversees a team with extensive knowledge and expertise. He is a Certified Information Security Professional and has over 20 years of cybersecurity experience and reports to our Chief Information Officer, who reports to our Chief Executive Officer. Our Vice President, Global Cybersecurity also chairs our Cybersecurity Management Committee which consists of senior business and functional leaders, including our Chief Information Officer and General Counsel. The Cybersecurity Management Committee is intended to provide cross-functional support for cybersecurity risk management.

Cyber Risks, Threats and Incidents

As a global company servicing customers in over 100 countries, we experience a variety of cybersecurity events and incidents. However, as of the date of this Annual Report on Form 10-K, we are not aware of any cybersecurity incident that has materially affected or is reasonably likely to materially affect our business, strategy, results of operations or financial condition; though there can be no assurance that a cybersecurity incident that could have a material impact on us will not occur in the future. For further details regarding the cybersecurity risks and uncertainties we face see "Part I, Item 1A. Risk Factors -Technology and Cybersecurity Risks" of this report.

ITEM 2. PROPERTIES

We have manufacturing facilities in the U.S., Europe, Brazil, Mexico and Australia, and maintain distribution centers in the regional markets we service. We lease our corporate and U.S. headquarters in Lake Zurich, Illinois. The following table lists our other principal facilities by segment as of December 31, 2024:

Location	Functional Use	Owned/Leased (number of properties)
ACCO Brands Americas:
Bauru, Brazil	Distribution/Manufacturing/Office	Owned (2)
Sao Paulo, Brazil	Manufacturing/Office	Leased (2)
Burlingame, California	Office	Leased
Lerma, Mexico	Manufacturing/Office	Owned
Mexico City, Mexico	Office	Owned
Booneville, Mississippi	Distribution/Manufacturing	Owned
Kettering, Ohio	Office	Leased
Alexandria, Pennsylvania	Distribution/Manufacturing	Owned
Woodinville, Washington	Office	Leased
Mississauga, Canada	Distribution/Office	Leased
Hong Kong	Office	Leased
Taipei, Taiwan	Office	Leased

ACCO Brands International:
Sydney, Australia	Distribution/Manufacturing/Office	Owned/Leased (2)
Sint-Niklaas, Belgium	Distribution/Manufacturing	Leased
Shanghai, China	Manufacturing	Leased
Aylesbury, England	Office	Leased
Halesowen, England	Distribution	Owned
Lillyhall, England	Manufacturing	Leased
Saint-Ame, France	Distribution	Owned
Heilbronn, Germany	Distribution	Owned
Stuttgart, Germany	Office	Leased
Uelzen, Germany	Manufacturing	Owned
Gorgonzola, Italy	Distribution/Manufacturing	Leased
Tokyo, Japan	Office	Leased
Auckland, New Zealand	Distribution/Office	Leased
Kozienice, Poland	Distribution/Manufacturing	Owned
Warsaw, Poland	Office	Leased
Singapore	Distribution/Office	Leased (2)
Hestra, Sweden	Distribution/Manufacturing/Office	Owned

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Information

Our common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "ACCO." As of February 13, 2025, we had approximately 7,221 record holders of our common stock.

Stock Performance Graph

The following graph compares the cumulative total stockholder return on our common stock to that of the S&P Office Services and Supplies (SuperCap1500) Index and the Russell 2000 Index assuming an investment of $100 in each from December 31, 2019 through December 31, 2024.

	Cumulative Total Return
	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24
ACCO Brands Corporation	$100.00	$94.13	$94.86	$67.09	$77.31	$70.60
Russell 2000	100.00	119.96	137.74	109.59	128.14	142.93
S&P Office Services and Supplies (SuperCap1500)	100.00	104.39	117.00	90.20	113.85	126.82

Common Stock Purchases

The following table provides information about our purchases of equity securities during the quarter ended December 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
October 1, 2024 to October 31, 2024	478,836	$5.29	478,836	$90,645,698
November 1, 2024 to November 30, 2024	—	—	—	90,645,698
December 1, 2024 to December 31, 2024	—	—	—	90,645,698
Total	478,836	$5.29	478,836	$90,645,698

(1)
Remaining value of shares available to be repurchased out of a $100 million share repurchase authorization made by the Board of Directors on August 7, 2019.

During the year ended December 31, 2024, we repurchased 2.9 million of our common stock in the open market.

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

Dividends

Dividend information for each quarter for the years ended December 31, 2024, 2023 and 2022 is summarized below:

	2024	2023	2022
First quarter	$0.075	$0.075	$0.075
Second quarter	0.075	0.075	0.075
Third quarter	0.075	0.075	0.075
Fourth quarter	0.075	0.075	0.075
Total	$0.300	$0.300	$0.300

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

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements of ACCO Brands Corporation and the accompanying notes contained in Part II, Item 8. and the relevant risks outlined in Part I, Item 1A. Risk Factors of this report. The following discussion and analysis are for the year ended December 31, 2024, compared with the same period in 2023 unless otherwise stated. For a discussion and analysis of the year ended December 31, 2023, compared with the same period in 2022, please refer to "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in Part II, Item 7. of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (the "SEC") on February 23, 2024.

Overview of the Company

ACCO Brands is a leading global consumer, technology and business branded products company, providing well-known brands and innovative product solutions used in schools, homes and at work. These brands include At-A-Glance, Barrilito, Esselte, Five Star, Foroni, GBC, Hilroy, Kensington, Leitz, Mead, PowerA, Quartet, Rapid, Swingline, Tilibra and other. Our products are sold primarily in the U.S., Europe, Australia, Canada, Brazil and Mexico.

Effective January 1, 2024, the Company reorganized into two operating segments, the Americas and International. Americas includes the U.S., Canada, Brazil, Mexico and Chile and International includes EMEA, Australia, New Zealand and Asia. This reorganization has and will continue to simplify and delayer the Company's operating structure and reduce costs through headcount reductions, supply change optimization, global footprint rationalization, and better leverage of our sourcing capabilities. Prior period results have been reclassified to reflect this change in our operating segments. Each operating segment designs, markets, sources, manufactures and sells recognized consumer, technology and business branded products used in schools, homes and at work. Product designs are tailored to end-user preferences in each geographic region, and where possible, leverage common engineering, design and sourcing.

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

Overview of 2024 Financial Performance

During 2024, the Company was impacted by soft global demand, reflecting weak consumer and business spending due to a weak macroeconomic environment and geopolitical uncertainties. We expect these collective global trends to continue to impact our financial results.

In 2024, our net sales decreased $166.6 million, or 9.1 percent, compared to the prior year. Globally, demand was softer for certain office related products. In addition, the decline in sales reflects lower back-to-school purchases by our customers in our Americas operating segment, as well as the exit of lower margin business, primarily in North America. These declines were partially offset by growth in the technology accessories categories. Gross margin increased 70 basis points compared to the prior-year period, primarily due to the impact of cost reduction actions, partly offset by the impact of volume declines.

We reported an operating loss of $37.0 million in 2024 compared to operating income of $44.7 million in 2023. The decrease was primarily due to higher non-cash goodwill and intangible asset impairment charges compared to the prior year, partly offset by lower restructuring charges.

We reported a net loss of $101.6 million, or $(1.06) per share, compared to a net loss of $21.8 million, or $(0.23) per share in the prior year. The reported net loss reflects higher non-cash goodwill and intangible asset impairment charges and lower benefits from discrete tax items.

Operating cash flows for the year provided cash of $148.2 million and $128.7 million in 2024 and 2023, respectively. Our seasonal operating cash flow followed our historic pattern of outflow in the first half followed by strong inflows in both quarters of the second half.

Consolidated Results of Operations for the Years Ended December 31, 2024 and 2023

	Year Ended December 31,		Amount of Change
(in millions, except per share data)	2024	2023	$	%/pts
Net sales	$1,666.2	$1,832.8	$(166.6)	(9.1)%
Cost of products sold	1,110.8	1,234.5	(123.7)	(10.0)%
Gross profit	555.4	598.3	(42.9)	(7.2)%
Gross profit margin	33.3%	32.6%		0.7	pts
Selling, general and administrative expenses	365.7	393.5	(27.8)	(7.1)%
SG&A% to net sales	21.9%	21.5%		0.4	pts
Amortization of intangibles	44.7	43.4	1.3	3.0%
Restructuring	16.8	27.2	(10.4)	(38.2)%
Impairment of goodwill and intangible assets	165.2	89.5	75.7	84.6%
Operating (loss) income	(37.0)	44.7	(81.7)	NM
Operating (loss) income margin	(2.2)%	2.4%		(4.6)	pts
Interest expense	52.6	58.6	(6.0)	(10.2)%
Interest income	(7.5)	(7.1)	(0.4)	5.6%
Non-operating pension expense	6.1	1.8	4.3	NM
Other (income) expense, net	(0.9)	4.5	(5.4)	NM
Loss before income tax	(87.3)	(13.1)	(74.2)	NM
Income tax expense	14.3	8.7	5.6	64.4%
Effective tax rate	(16.4)%	(66.4)%		50.0	pts
Net loss	(101.6)	(21.8)	(79.8)	NM
Weighted average number of diluted shares outstanding:	95.6	95.3	0.3	0.3%
Diluted loss per share	$(1.06)	$(0.23)	$(0.83)	NM
Comparable sales (Non-GAAP)(1)	$1,685.5	$1,832.8	$(147.3)	(8.0)%
(1)
See reconciliation to GAAP contained in Part II, Item 7. "Supplemental Non-GAAP Financial Measures."

Net Sales

For the year ended December 31, 2024, net sales decreased $166.6 million, or 9.1 percent, including $19.3 million, or 1.1 percent, from adverse foreign exchange. Comparable net sales decreased 8.0 percent. The sales decline was driven by lower volume, which was down 7.9 percent, primarily due to softer global business and consumer demand for certain office related product categories, lower back-to-school purchases by our customers in our Americas operating segment, and the exit of lower margin business primarily in North America which accounted for approximately 2.0 percent of the decline. These declines were partly offset by growth in the technology accessories categories.

Gross Profit

For the year ended December 31, 2024, gross profit decreased $42.9 million, or 7.2 percent, primarily due to volume declines partly offset by the positive impact of cost reductions, including productivity, product mix and sourcing actions. Gross profit margin improved 70 basis points. Adverse foreign exchange reduced gross profit by $6.2 million, or 1.0 percent.

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

For the year ended December 31, 2024, SG&A decreased $27.8 million, or 7.1 percent, primarily due to the impact of global cost reduction actions and lower incentive compensation expense, partly offset by people cost inflation. Favorable foreign exchange reduced SG&A by $2.3 million, or 0.6 percent.

Restructuring Charges

For the year ended December 31, 2024, restructuring charges were $16.8 million compared with $27.2 million in 2023. Restructuring expense in both years primarily relates to severance and other costs associated with our continuing footprint rationalization and cost reduction programs.

Goodwill/Intangible Impairment

For the year ended December 31, 2024, we recorded non-cash impairment charges of $165.2 million related to goodwill and an indefinite-lived trade name, compared to a non-cash goodwill impairment charge of $89.5 million in the prior year. Future events may occur that could further impair our goodwill or indefinite-lived intangible assets.

See "Note 9. Goodwill and Identifiable Intangible Assets" to the consolidated financial statements contained in Part II, Item 8. of this report for more information.

Operating (Loss) Income

For the year ended December 31, 2024, we reported an operating loss of $37.0 million compared to income of $44.7 million in the prior year. The decline was primarily due to higher non-cash impairment charges of $75.7 million and lower gross profit, partly offset by lower SG&A and lower restructuring expenses as noted above. Foreign exchange reduced operating loss $3.3 million, or 7.4 percent.

Interest Expense

For the year ended December 31, 2024, interest expense decreased $6.0 million, primarily due to lower variable interest rates on lower variable debt balances versus the prior year. The weighted average interest rate on $264.7 million of outstanding variable rate debt as of December 31, 2024 decreased to 5.15 percent from 6.38 percent in the prior year.

Non-operating pension expense

For the year ended December 31, 2024, non-operating pension expense was $6.1 million compared to $1.8 million for the year ended December 31, 2023. The increase of $4.3 million was primarily due to a settlement charge of $4.5 million resulting from the wind-up of the ACCO Brands Canada Salaried and Hourly pension plans which was completed in the second quarter of 2024.

Other (Income) Expense, Net

For the year ended December 31, 2024, we reported other income of $0.9 million, compared to other expense of $4.5 million for the year ended December 31, 2023. The current year income includes a gain on the sale of property of $1.3 million partially offset by the write-off of debt issuance costs of $1.0 million. The prior year included $5.1 million of expense related to exiting certain product lines.

Income Tax Expense

For the year ended December 31, 2024, we recorded income tax expense of $14.3 million on loss before taxes of $87.3 million. This compared with an income tax expense of $8.7 million on loss before taxes of $13.1 million for the year ended December 31, 2023. The increase in tax expense was primarily due to an income tax benefit from the release of certain unrecognized tax benefits related to the Brazil Tax Assessments in 2023 of $13.3 million which did not repeat, partly offset by a reduction in pretax book income.

See "Note 11. Income Taxes" to the Consolidated Financial Statements contained in Part II, Item 8. of this report for more information.

Net Loss/Diluted Loss per Share

For the year ended December 31, 2024, net loss was $101.6 million, or $(1.06) per share, compared to $21.8 million, or $(0.23) per share, in the prior year. The increase in the net loss was primarily due to the higher non-cash impairment charges related to our intangible assets.

Segment Net Sales and Operating (Loss) Income for the Years Ended December 31, 2024 and 2023

ACCO Brands Americas

	Year Ended December 31,		Amount of Change
(in millions)	2024	2023	$	%/pts
Net sales	$999.9	$1,135.7	$(135.8)	(12.0)%
Segment operating (loss) income⁽¹⁾	(45.5)	43.9	(89.4)	NM
Segment operating (loss) income margin	(4.6)%	3.9%		(8.5)	pts
Comparable sales (Non-GAAP)⁽²⁾	$1,016.6	$1,135.7	$(119.1)	(10.5)%

(1)
Segment operating (loss) income excludes corporate costs. See "Part II, Item 8. Note 17. Information on Operating Segments" for a reconciliation of total "Segment operating (loss) income" to "(Loss) income before income tax."
(2)
See reconciliation to GAAP contained in Part II, Item 7. "Supplemental Non-GAAP Financial Measure."

For the year ended December 31, 2024, net sales decreased $135.8 million, or 12.0 percent, as a result of lower volume of $105.0 million, or 9.2 percent, and price decreases which reduced sales by $14.0 million, or 1.2 percent. The volume decline was primarily due to softer business and consumer demand for our back-to-school and office products as well as from the exit of lower margin business primarily in North America which accounted for approximately 3.0 percent. The decline was partly offset by growth in technology accessories. Adverse foreign exchange reduced net sales $16.7 million, or 1.5 percent.

For the year ended December 31, 2024, operating loss was $45.5 million compared to operating income of $43.9 million in the prior year. The operating loss in the current year included non-cash intangible asset impairment charges totaling $165.2 million versus $89.5 million in the prior year. The decline in operating results reflects the impact of lower sales volume, partly offset by lower SG&A and lower restructuring expenses. The lower SG&A reflects our cost reduction initiatives and reduced incentive compensation. Adverse foreign exchange reduced operating loss $2.8 million or 6.4 percent.

ACCO Brands International

	Year Ended December 31,		Amount of Change
(in millions)	2024	2023	$	%/pts
Net sales	$666.3	$697.1	$(30.8)	(4.4)%
Segment operating income⁽¹⁾	54.1	49.6	4.5	9.1%
Segment operating income margin	8.1%	7.1%		1.0	pts
Comparable sales (Non-GAAP)⁽²⁾	$668.9	$697.1	$(28.2)	(4.0)%

(1)
Segment operating income excludes corporate costs. See "Part II, Item 8. Note 17. Information on Operating Segments" for a reconciliation of total "Segment operating (loss) income" to "(Loss) income before income tax."
(2)
See reconciliation to GAAP contained in Part II, Item 7. "Supplemental Non-GAAP Financial Measure."

For the year ended December 31, 2024, net sales decreased $30.8 million, or 4.4 percent, primarily due to lower volume of $39.7 million, or 5.7 percent, partly offset by price increases which added $11.5 million, or 1.6 percent. The lower volume reflects reduced business and consumer demand for our office products, partly offset by growth in technology accessories. Adverse foreign exchange reduced sales $2.6 million, or 0.4 percent.

For the year ended December 31, 2024, operating income increased $4.5 million, or 9.1 percent, primarily due to price increases and cost reduction actions, partly offset by the impact of lower volume. Adverse foreign exchange reduced operating income by $0.5 million, or 1.0 percent.

Liquidity and Capital Resources

Our primary liquidity needs are to support our working capital requirements, service indebtedness and fund capital expenditures, dividends, stock repurchases and acquisitions. Our principal sources of liquidity are cash flows from operating activities, cash and cash equivalents held and seasonal borrowings under our $467.5 million multi-currency revolving credit facility (the "Revolving Facility"). As of December 31, 2024, there was $126.3 million in borrowings outstanding under the

Revolving Facility ($34.4 million reported in "Current portion of long-term debt" and $91.9 million reported in "Long-term debt, net"), and the amount available for borrowings was $329.6 million (allowing for $11.6 million of letters of credit outstanding on that date). We had $74.1 million in cash on hand as of December 31, 2024.

Because of the seasonality of our business, generally our operating cash flow is generated in the second half of the year, as the cash inflows in the first and second quarters are consumed building working capital and making our annual performance-based compensation payments when earned. Our third and fourth quarter cash flows come from completing the working capital cycle.

Debt

The $264.7 million of debt currently outstanding under our senior secured credit facilities has a weighted average interest rate of 5.15 percent as of December 31, 2024 and the $575.0 million outstanding principal amount of our senior unsecured notes due March 2029 ("Senior Unsecured Notes") has a fixed interest rate of 4.25 percent.

Our Third Amended and Restated Credit Agreement was amended by the seventh amendment effective October 30, 2024, (as amended, the "Credit Agreement") and currently provides for a senior secured credit facility, which consists of a €184.8 million (US$200.0 million based on October 30, 2024 exchange rates) term loan facility, and a US$467.5 million multi-currency revolving credit facility (the "Revolving Facility").

The current pricing for borrowings under the Credit Agreement is as follows:

Consolidated Leverage Ratio	Applicable Rate on Euro/AUD/CDN Dollar Loans	Applicable Rate on Base Rate Loans	Undrawn Fee
> 4.25	2.25%	1.25%	0.375%
> 3.5	2.00%	1.00%	0.350%
> 2.5	1.75%	0.75%	0.300%
≤ 2.5	1.50%	0.50%	0.250%

As of December 31, 2024, the applicable rate on Euro, Australian and Canadian dollar loans was 2.00 percent and the applicable rate on Base Rate loans was 1.00 percent. Undrawn amounts under the Revolving Facility are subject to a commitment fee rate of 0.25 percent to 0.375 percent per annum, depending on the Company's Consolidated Leverage Ratio. As of December 31, 2024, the commitment fee rate was 0.35 percent.

Financial Covenants

The current financial covenants under the Credit Agreement are as follows:

•
Minimum Interest Coverage Ratio (as defined in the Credit Agreement) of 3.00:1.00; and
•
Maximum Consolidated Leverage Ratio financial covenant for all first and second fiscal quarters is 4.50x dropping to 4.00x for all third and fourth fiscal quarters.

As of December 31, 2024, our Consolidated Leverage Ratio was approximately 3.38 to 1.00 versus our maximum covenant of 4.00 to 1.00. Our Interest Coverage Ratio was approximately 5.35 to 1.00 versus the minimum covenant of 3.00 to 1.00.

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

As of and for the periods ended December 31, 2024 and December 31, 2023, the Company was in compliance with all applicable loan covenants under the Credit Agreement and the Senior Unsecured Notes.

Guarantees and Security

Generally, obligations under the Credit Agreement are guaranteed by certain of the Company's existing and future subsidiaries and are secured by substantially all of the Company's and certain guarantor subsidiaries' assets, subject to certain exclusions and limitations.

For further information, see "Note 3. Long-term Debt and Short-term Borrowings" to the consolidated financial statements contained in Part II, Item 8. of this report.

Restructuring

The Company may implement restructuring, realignment or cost-reduction plans and activities, including those related to integrating acquired businesses.

During 2024, the Company announced a multi-year restructuring and cost savings program, with anticipated annualized pre-tax cost savings of at least $60.0 million when fully realized. Given the macro uncertainties, the Company has increased its savings target by $40.0 million and now anticipates the multi-year program to yield approximately $100.0 million in annualized savings by the end of 2026. The program incorporates initiatives to simplify and delayer the Company's operating structure and reduce costs through headcount reductions, supply chain optimization, global footprint rationalization, and better leveraging the Company's sourcing capabilities.

During the year ended December 31, 2024, the Company recorded $16.8 million in restructuring expenses: $6.5 million of restructuring expense for our Americas segment; $6.9 million for our International segment; and $3.4 million for Corporate. Restructuring charges in 2024 were primarily for severance costs related to cost reduction initiatives.

For further information, see "Note 10. Restructuring" to the consolidated financial statements contained in Part II, Item 8. of this report.

Cash Flow for the Years Ended December 31, 2024 and 2023

During the year ended December 31, 2024, our cash and cash equivalents increased $7.7 million compared to an increase of $4.2 million during the prior year. The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
(in millions)	2024	2023	Amount of Change
Net cash flow provided by:
Operating activities	$148.2	$128.7	$19.5
Investing activities	(12.3)	(11.2)	(1.1)

Net (repayments) borrowings	(74.7)	(87.5)	12.8
Dividends paid	(28.4)	(28.5)	0.1
All other financing	(19.5)	(1.7)	(17.8)
Financing activities	(122.6)	(117.7)	(4.9)
Effect of foreign exchange rate changes on cash and cash equivalents	(5.6)	4.4	(10.0)
Net increase in cash and cash equivalents	$7.7	$4.2	$3.5

Cash Flow from Operating Activities

Cash provided by operating activities during the twelve months ended December 31, 2024, was driven by cash inflows of $143.8 million (excluding the non-cash impacts primarily of amortization of intangibles, depreciation, stock-based compensation expense, and non-cash goodwill and intangible asset impairment charges that are included in our net loss). Cash provided by trade working capital was $75.3 million, which includes accounts receivable, inventory and accounts payable. This was partially offset by a net cash outflow of $70.9 million for all other assets and liabilities.

Cash provided by operating activities during the twelve months ended December 31, 2023, was driven by inflows of $141.2 million (excluding the non-cash impacts primarily of amortization of intangibles, depreciation, stock-based compensation expense, and non-cash goodwill impairment charges that are included in our net loss). This was partially offset by cash used by trade working capital of $21.1 million, which includes accounts receivable, inventory and accounts payable. In addition, there was a net cash inflow of $8.6 million for all other assets and liabilities.

Cash Flow from Investing Activities

Cash used by investing activities during the twelve months ended December 31, 2024, was primarily due to capital expenditures partly offset by proceeds of $2.0 million from the sale of our facility in the Czech Republic and $1.4 million from the sale of machinery and equipment at our Sidney, NY facility which closed during 2024.

Cash used by investing activities during the twelve months ended December 31, 2023, was primarily due to capital expenditures partially offset by proceeds of $2.2 million from the sale of our facility in Japan.

Cash Flow from Financing Activities

Cash used by financing activities during the twelve months ended December 31, 2024, was primarily due to debt repayments exceeding borrowings, dividend payments, and cash used to repurchase common stock.

Cash used by financing activities during the twelve months ended December 31, 2023, was primarily due to debt repayments exceeding borrowings and dividend payments.

Capitalization

The Company had 92.9 million and 94.9 million shares of common stock outstanding as of December 31, 2024, and 2023, respectively.

Adequacy of Liquidity Sources

Based on our 2025 business plan and current forecasts, we believe that cash flow from operations, our current cash balance and borrowings available under our Revolving Facility will be adequate to support our requirements for working capital, capital expenditures, dividend payments, share repurchases and debt service in both the short and long-term. Our future operating performance is dependent on many factors, some of which are beyond our control, including prevailing economic, financial and industry conditions. For further information on these risks, see "Part I, Item1A. Risk Factors" of this report.

Off-Balance-Sheet Arrangements and Contractual Financial Obligations

The Company does not have any material off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Our contractual obligations and related payments by period as of December 31, 2024 were as follows:

(in millions)	2025	2026 - 2027	2028 - 2029	Thereafter	Total
Debt	$51.3	$16.0	$772.4	$—	$839.7
Interest on debt(1)	36.5	69.3	42.9	—	148.7
Operating lease obligations(2)	26.2	38.0	24.2	17.8	106.2
Purchase obligations(3)	113.3	5.5	—	—	118.8
Transition Toll Tax(4)	9.6	—	—	—	9.6
Other long-term liabilities(5)	16.0	15.0	14.9	35.8	81.7
Total	$252.9	$143.8	$854.4	$53.6	$1,304.7

(1)
Interest calculated at December 31, 2024, rates for variable rate debt.
(2)
For further information on leases, see "Note 4. Leases" to the consolidated financial statements contained in Part II, Item 8. of this report.
(3)
Purchase obligations primarily consist of contracts and non-cancelable purchase orders for raw materials and finished goods.
(4)
The U.S. Tax Cuts and Jobs Act requires companies to pay a one-time Transition Toll Tax, which is payable over eight years.
(5)
Other long-term liabilities consist of estimated expected employer contributions to pension and post-retirement plans for 2024, along with estimated future payments to these plans that are not paid from assets held in a plan trust.

Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2024, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $20.7 million of unrecognized tax benefits have been excluded from the contractual obligations table above. For further information, see "Note 11. Income Taxes" to the consolidated financial statements contained in Part II, Item 8. of this report.

Critical Accounting Estimates

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

Customer programs and incentives ("Customer Program Costs") are a common practice in our industry. We incur Customer Program Costs to obtain favorable product placement, to promote sell-through of products and to maintain competitive pricing. The amount of consideration we receive and revenue we recognize is impacted by Customer Program Costs, including sales rebates; in-store promotional allowances; shared media and customer catalog allowances; other cooperative advertising arrangements; freight allowance programs offered to our customers; allowances for discounts and reserves for returns. We recognize Customer Program Costs, primarily as a deduction to gross sales, at the time that the associated revenue is recognized. Customer Program Costs are based on management's best estimates using the most likely amount method and are an amount that is probable of not being reversed. In the absence of a signed contract, estimates are based on historical or projected experience for each program type or customer. We adjust our estimate of revenue when the most likely amount of consideration we expect to receive changes.

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

Identifiable Intangible Assets

Identifiable intangible assets are comprised primarily of indefinite-lived and amortizable intangible assets acquired and arising from the application of purchase accounting. Indefinite-lived intangible assets are not amortized but are evaluated at least annually to determine whether the indefinite useful life is appropriate. Our ACCO® trade name has been assigned an indefinite life as we currently anticipate that this trade name will contribute cash flows to ACCO Brands indefinitely. Amortizable intangible assets are amortized over their useful lives of 5, 7, 10, 15, 23 or 30 years.

We test indefinite-lived intangibles for impairment annually, during the second quarter, and during any interim period when market or business events indicate there may be a potential adverse impact on a particular intangible. The test may be on a qualitative or quantitative basis as allowed by GAAP. We consider the implications of both external factors (e.g., market growth, pricing, competition and technology) and internal factors (e.g., product costs, margins, support expenses and capital investment) and their potential impact on cash flows in both the near and long term, as well as their impact on any identifiable intangible asset associated with the business. Based on recent business results, consideration of significant external and internal factors, and the resulting business projections, indefinite-lived intangible assets are reviewed to determine whether they are likely to remain indefinite-lived, or whether a finite life is more appropriate. In addition, based on events in the period and future expectations, management considers whether the potential for impairment exists.

During the second quarter, we identified a triggering event for our indefinite-lived trade names within our Americas reporting unit indicating that it was more likely than not that an impairment loss had been incurred. The triggering event was a decline in forecasted cash flows within certain product categories. Accordingly, as of May 31, 2024, we completed an impairment assessment, on a quantitative basis, for our indefinite-lived trade names utilizing a relief-from-royalty discounted cash flows approach. The result of our assessment was that the fair value of the Five Star® indefinite-lived trade name did not exceed its carrying value resulting in an impairment charge of $37.7 million. The result of our assessment of the Swingline® and ACCO® indefinite-lived trade names was that the fair value of each exceeded its carrying value and we concluded that no impairment existed.

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

Goodwill

Goodwill has been recorded on our balance sheet and represents the excess of the cost of an acquisition when compared with the fair value of the net assets acquired. The authoritative guidance on goodwill and other intangible assets requires that goodwill be tested for impairment at a reporting unit level. We have determined that our reporting units are ACCO Brands Americas and ACCO Brands International.

We test goodwill for impairment at least annually, during the second quarter, or any interim period when market or business events indicate there may be a potential adverse impact on goodwill. As permitted by GAAP, we may perform a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test as required by GAAP.

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

Estimating the fair value of each reporting unit requires us to make assumptions and estimates regarding our future. We utilized a combination of discounted cash flows and market approach. The financial projections used in the valuation models reflected management's assumptions regarding revenue growth rates, economic and market trends, cost structure, discount rate and other expectations about the anticipated short-term and long-term operating results for each of our reporting units.

We believe the assumptions used in our goodwill impairment analysis are appropriate and result in reasonable estimates of the implied fair value of each reporting unit. However, given the economic environment and other uncertainties that can negatively impact on our business, there can be no assurance that our estimates and assumptions, made for purposes of our goodwill impairment testing, will prove to be an accurate prediction of the future. If our assumptions regarding future performance are not achieved, or if future events occur that adversely affect our enterprise value, we may be required to record additional goodwill impairment charges in future periods.

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

We recognized pension expense of $7.1 million and $2.8 million for the years ended December 31, 2024, and 2023,respectively and pension income of $3.1 million for the year ended December 31, 2022. Post-retirement income was $0.4 million, $0.3 million, and $0.4 million for the years ended December 31, 2024, 2023, and 2022, respectively. The increase in pension expense was primarily due to settlement costs and changes in discount rates.

The weighted average assumptions used to determine benefit obligations for the years ended December 31, 2024, 2023, and 2022 were as follows:

	Pension						Post-retirement
	U.S.			International
	2024	2023	2022	2024	2023	2022	2024	2023	2022
Discount rate	5.7%	5.0%	5.1%	4.8%	4.2%	4.5%	5.2%	4.8%	3.8%
Rate of compensation increase	N/A	N/A	N/A	3.0%	2.9%	3.0%	N/A	N/A	N/A

The weighted average assumptions used to determine net periodic benefit cost for the years ended December 31, 2024, 2023 and 2022 were as follows:

	Pension						Post-retirement
	U.S.			International
	2024	2023	2022	2024	2023	2022	2024	2023	2022
Discount rate	5.0%	5.1%	2.9%	4.2%	4.5%	1.8%	4.8%	5.0%	2.4%
Expected long-term rate of return	8.0%	7.5%	6.5%	6.2%	6.9%	4.0%	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	2.9%	3.0%	3.0%	N/A	N/A	N/A

In 2025, we expect pension expense of approximately $3.0 million. and post-retirement income $0.2 million of approximately.

A 25-basis point decrease (0.25 percent) in our discount rate assumption would lead to a decrease in our pension and post-retirement expense of approximately $0.6 million for 2025. A 25-basis point change in our long-term rate of return assumption would lead to an increase or decrease in pension and post-retirement expense of approximately $1.1 million for 2025.

Pension and post-retirement liabilities of $117.2 million as of December 31, 2024, decreased from $157.6 million at December 31, 2023. The decrease was primarily due to updated assumptions and foreign exchange, partly offset by cash contributions.

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

We use comparable sales both to explain our results to stockholders and the investment community and in the internal evaluation and management of our business. We believe comparable sales provide management and investors with a more complete understanding of our underlying operational results and trends, facilitate meaningful period-to-period comparisons and enhance an overall understanding of our past and future financial performance. Comparable sales should not be considered in isolation or as a substitute for, or superior to, GAAP net sales and should be read in connection with the Company's consolidated financial statements presented in accordance with GAAP and contained in Part II, Item 8 of this report.

The following tables provide a reconciliation of GAAP net sales as reported to non-GAAP comparable sales by segment:

	Comparable Sales - Year Ended December 31, 2024
		Non-GAAP

(in millions)	GAAP Net Sales	Currency Translation	Comparable Sales
ACCO Brands Americas	$999.9	$(16.7)	$1,016.6
ACCO Brands International	666.3	(2.6)	668.9
Total	$1,666.2	$(19.3)	$1,685.5

	Amount of Change - Year Ended December 31, 2024 compared to the Year Ended December 31, 2023
	$ Change - Net Sales
		Non-GAAP

(in millions)	GAAP Net Sales Change	Currency Translation	Comparable Sales
ACCO Brands Americas	$(135.8)	$(16.7)	$(119.1)
ACCO Brands International	(30.8)	(2.6)	(28.2)
Total	$(166.6)	$(19.3)	$(147.3)

	% Change - Net Sales
		Non-GAAP

	GAAP Net Sales Change	Currency Translation	Comparable Sales
ACCO Brands Americas	(12.0)%	(1.5)%	(10.5)%
ACCO Brands International	(4.4)%	(0.4)%	(4.0)%
Total	(9.1)%	(1.1)%	(8.0)%

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks, including changes in foreign currency exchange rates and interest rate changes. We enter into financial instruments to manage and reduce the impact of these risks, not for trading or speculative purposes. The counterparties to these financial instruments are major financial institutions.

See also "Part I, Item 1A. Risk Factors" of this report.

Foreign Exchange Risk Management

We enter into forward foreign currency contracts to reduce the effect of fluctuating foreign currencies, primarily on foreign inventory purchases and intercompany loans, which create foreign exchange exposure relative to the trading currency of the foreign operating unit. Our primary exposure to currency movements is in the Euro, the Swedish krona, the British pound, the Brazilian real, the Australian dollar, the Canadian dollar, and the Mexican peso. Principal currencies hedged against the U.S. dollar include the Euro, Australian dollar, Canadian dollar, Swedish krona and British pound. Increases and decreases in the fair market values of our forward contracts are expected to be offset by gains/losses in recognized net underlying foreign currency transactions or loans. Notional amounts of outstanding foreign currency forward exchange contracts were $150.5 million and $182.5 million at December 31, 2024, and 2023, respectively. The net fair value of these foreign currency contracts was $4.0 million and $(0.4) million at December 31, 2024, and 2023, respectively. At December 31, 2024, a 10-percent unfavorable exchange rate movement in our portfolio of foreign currency forward contracts would have reduced our unrealized gains $15.0 million. Consistent with the use of these contracts to neutralize the effect of exchange rate fluctuations, such unrealized losses or gains would be offset by corresponding gains or losses, respectively, in the remeasurement of the underlying transactions being hedged. When taken together, we believe these forward contracts and the offsetting underlying commitments do not create material market risk.

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

Consolidated Leverage Ratio	Applicable Rate on Euro/AUD/CDN Dollar Loans	Applicable Rate on Base Rate Loans	Undrawn Fee
> 4.25	2.25%	1.25%	0.375%
> 3.5	2.00%	1.00%	0.350%
> 2.5	1.75%	0.75%	0.300%
≤ 2.5	1.50%	0.50%	0.250%

As of December 31, 2024, the applicable rate on Euro, Australian and Canadian dollar loans was 2.00 percent and the applicable rate on Base Rate loans was 1.00 percent. Undrawn amounts under the Revolving Facility are subject to a commitment fee rate of 0.25 percent to 0.375 percent per annum, depending on the Company’s Consolidated Leverage Ratio. As of December 31, 2024, the commitment fee rate was 0.35 percent.

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

The following table summarizes information about our major debt components as of December 31, 2024, including the principal cash payments and interest rates.

Debt Obligations

	Stated Maturity Date
(in millions)	2025	2026	2027	2028	2029	Thereafter	Total	Fair Value
Long term debt:
Fixed rate Senior Unsecured Notes, due March 2029	$—	$—	$—	$—	$575.0	$—	$575.0	$524.7
Fixed interest rate					4.25%
Euro Senior Secured Term Loan A, due October 2029	$6.4	$6.4	$9.6	$9.6	$95.9	$—	$127.9	$127.9
Euro Dollar Senior Secured Revolving Credit Facility, due October 2029	$—	$—	$—	$—	$59.1	$—	$59.1	$59.1
U.S. Dollar Senior Secured Revolving Credit Facility, due October 2029	$34.4	$—	$—	$—	$—	$—	$34.4	$34.4
Australian Dollar Senior Secured Revolving Credit Facility, due October 2029	$—	$—	$—	$—	$32.8	$—	$32.8	$32.8
Average variable interest rate(1)	4.95%	4.96%	4.98%	4.99%	4.99%

(1)
Rates presented are as of December 31, 2024.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
ACCO Brands Corporation:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of ACCO Brands Corporation and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of loss, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedule II - Valuation and Qualifying Accounts and Reserves (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Write-down of certain finished goods inventory for obsolete and slow-moving items

As discussed in Notes 2 and 7 to the consolidated financial statements, the finished goods inventory balance as of December 31, 2024 was $231.2 million. The Company records inventory at the lower of cost (principally first-in, first-out) or net realizable value. The write-down of inventory for obsolete and slow-moving inventory items (OSMI) is recorded based on write-down percentages applied to certain finished goods inventory.

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

Impairment Assessment of Americas Reporting Unit Goodwill and Five Star Trade Name Intangible Asset

As discussed in Note 2 and Note 9 to the consolidated financial statements, the carrying value of the Company's goodwill and amortizable intangible assets as of December 31, 2024 was $446.4 million and $652.9 million, respectively. The Company performs a goodwill impairment assessment on an annual basis during the second quarter of each fiscal year and whenever circumstances or other events occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount. During the second quarter of 2024, the Company identified a triggering events and performed a quantitative assessments as of May 31, 2024 and concluded that the goodwill specific to the Americas reporting unit and the Five Star trade name were impaired by $127.5 million and $37.7 million, respectively. As of June 1, 2024, the Company changed the Five Star indefinite-lived trade name to an amortizable intangible asset as it no longer met the indefinite-lived criteria.

We identified the evaluation of the recoverability of the carrying value of goodwill for the Americas reporting unit and the Five Star trade name as a critical audit matter. Subjective auditor judgment was required to evaluate certain assumptions used in the determination of the fair value of the Americas reporting unit and Five Star trade name, including forecasted revenues, market multiples, royalty rate, and the discount rates because they were based on determinations of future market and economic conditions. Changes to these assumptions could have had a significant effect on the Company’s assessment of the fair value of the Americas reporting unit and the Five Star trade name and the amount of impairment recorded. Additionally, involvement of professionals with specialized skill and knowledge was required to assess the market multiples, royalty rate, and the discount rates and evaluate evidence obtained.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s goodwill and intangible asset impairment assessment process, including controls over the development of the assumptions described above. We evaluated the Company’s forecasted revenue for the Americas reporting unit, by comparing to the growth rates used in the Company’s prior quantitative impairment assessments, historical operating results, current year actual operating results, forecasted information in external industry reports, leadership communications, and external forecasted inflation rate data. We evaluated the Company's forecasted revenue for the Five Star trade name by comparing to historical growth rates, current year actual operating results, and forecasted growth rate data in external industry reports. We involved valuation professionals with specialized skills and knowledge, who assisted in:

•
evaluating the Company's market multiples by developing a range of market multiples based on external data for guideline public companies
•
assessing the royalty rate by comparing it to third party licensing agreements
•
evaluating the Company's discount rates by comparing the Company's inputs to the discount rates to publicly available data for comparable entities and assessing the resulting discount rates
•
testing the estimate of the Americas reporting unit fair value using the reporting unit's cash flow assumptions and discount rate, and comparing the result of the Company's fair value estimate
•
testing the estimate of the Five Star trade name fair value using the trade name's forecasted revenue assumptions, royalty rate, and discount rate, and comparing the result to the Company's fair value estimate.

/s/ KPMG LLP

We have served as the Company’s auditor since 2009.

Chicago, Illinois

February 21, 2025

ACCO Brands Corporation and Subsidiaries

Consolidated Balance Sheets

	December 31, 2024	December 31, 2023
(in millions)
Assets
Current assets:
Cash and cash equivalents	$74.1	$66.4
Accounts receivable less allowances of $16.2 and $22.9, respectively	348.9	430.7
Inventories	270.4	327.5
Other current assets	38.1	30.8
Total current assets	731.5	855.4
Total property, plant and equipment	505.5	599.6
Less: accumulated depreciation	(368.0)	(429.5)
Property, plant and equipment, net	137.5	170.1
Right of use asset, leases	81.0	91.0
Deferred income taxes	89.3	104.7
Goodwill	446.4	590.0
Identifiable intangibles, net of accumulated amortization of $460.0 and $429.5, respectively	709.6	815.7
Other non-current assets	33.1	17.9
Total assets	$2,228.4	$2,644.8
Liabilities and Stockholders' Equity
Current liabilities:
Notes payable	$10.5	$0.2
Current portion of long-term debt	40.8	36.5
Accounts payable	167.3	183.7
Accrued compensation	43.2	53.3
Accrued customer program liabilities	78.5	104.0
Lease liabilities	21.5	20.5
Other current liabilities	128.5	143.8
Total current liabilities	490.3	542.0
Long-term debt, net of debt issuance costs of $5.1 and $6.7, respectively	783.3	882.2
Long-term lease liabilities	66.9	76.8
Deferred income taxes	111.9	125.6
Pension and post-retirement benefit obligations	117.2	157.6
Other non-current liabilities	52.7	73.6
Total liabilities	1,622.3	1,857.8
Stockholders' equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized; none issued and none outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 98,131,339 and 99,819,679 shares issued and 92,881,008 and 94,925,652 outstanding, respectively	1.0	1.0
Treasury stock, 5,250,331 and 4,894,027 shares, respectively	(47.0)	(45.1)
Paid-in capital	1,911.8	1,913.4
Accumulated other comprehensive loss	(572.1)	(526.3)
Accumulated deficit	(687.6)	(556.0)
Total stockholders' equity	606.1	787.0
Total liabilities and stockholders' equity	$2,228.4	$2,644.8
See notes to consolidated financial statements.

ACCO Brands Corporation and Subsidiaries

Consolidated Statements of Loss

	Year Ended December 31,
(in millions, except per share data)	2024	2023	2022
Net sales	$1,666.2	$1,832.8	$1,947.6
Cost of products sold	1,110.8	1,234.5	1,395.3
Gross profit	555.4	598.3	552.3
Operating costs and expenses:
Selling, general and administrative expenses	365.7	393.5	376.7
Amortization of intangibles	44.7	43.4	41.5
Restructuring	16.8	27.2	9.6
Impairment of goodwill and intangible assets	165.2	89.5	98.7
Change in fair value of contingent consideration	—	—	(9.0)
Total operating costs and expenses	592.4	553.6	517.5
Operating (loss) income	(37.0)	44.7	34.8
Non-operating expense (income):
Interest expense	52.6	58.6	45.6
Interest income	(7.5)	(7.1)	(8.3)
Non-operating pension expense (income)	6.1	1.8	(4.5)
Other (income) expense, net	(0.9)	4.5	(12.9)
(Loss) income before income tax	(87.3)	(13.1)	14.9
Income tax expense	14.3	8.7	28.1
Net loss	$(101.6)	$(21.8)	$(13.2)

Per share:
Basic loss per share	$(1.06)	$(0.23)	$(0.14)
Diluted loss per share	$(1.06)	$(0.23)	$(0.14)

Weighted average number of shares outstanding:
Basic	95.6	95.3	95.3
Diluted	95.6	95.3	95.3

See notes to consolidated financial statements.

ACCO Brands Corporation and Subsidiaries

Consolidated Statements of Comprehensive Loss

	Year Ended December 31,
(in millions)	2024	2023	2022
Net loss	$(101.6)	$(21.8)	$(13.2)
Other comprehensive (loss) income net of tax:
Unrealized gain (loss) on derivative instruments, net of tax (expense) benefit of $(1.1), $0.6 and $1.4, respectively	2.8	(1.8)	(2.9)
Foreign currency translation adjustments, net of tax (expense) benefit of $(1.1), $0.8 and $3.8, respectively	(66.1)	30.3	(37.9)
Recognition of deferred pension and other post-retirement items, net of tax (expense) benefit of $(6.0), $4.7 and $(15.5), respectively	17.5	(14.5)	36.0
Other comprehensive (loss) income net of tax:	(45.8)	14.0	(4.8)

Comprehensive loss	$(147.4)	$(7.8)	$(18.0)

See notes to consolidated financial statements.

ACCO Brands Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
(in millions)	2024	2023	2022
Operating activities
Net loss	$(101.6)	$(21.8)	$(13.2)
Payments of contingent consideration	—	—	(9.2)
Gain on disposal of assets	(1.8)	(0.3)	(3.6)
Deferred income tax benefit	(6.9)	(20.1)	1.3
Change in fair value of contingent liability	—	—	(9.0)
Depreciation	28.4	32.7	37.9
Amortization of debt issuance costs	2.8	3.0	2.7
Amortization of intangibles	44.7	43.4	41.5
Stock-based compensation	11.9	14.8	9.5
Loss on debt extinguishment	1.0	—	—
Non-cash charge for impairment of goodwill and intangible assets	165.2	89.5	98.7
Changes in operating assets and liabilities:
Accounts receivable	43.3	(38.6)	31.6
Inventories	38.3	85.5	23.2
Other assets	(9.0)	5.9	0.4
Accounts payable	(6.3)	(68.0)	(66.0)
Accrued expenses and other liabilities	(41.5)	18.2	(57.5)
Accrued income taxes	(20.3)	(15.5)	(10.7)
Net cash provided by operating activities	148.2	128.7	77.6
Investing activities
Additions to property, plant and equipment	(15.9)	(13.8)	(16.5)
Proceeds from the disposition of assets	3.6	2.6	7.2
Net cash used by investing activities	(12.3)	(11.2)	(9.3)
Financing activities
Proceeds from long-term borrowings	207.0	121.9	236.7
Repayments of long-term debt	(292.5)	(199.2)	(220.5)
Borrowings (repayments) of notes payable, net	10.8	(10.2)	0.7
Payments for debt issuance costs	(2.5)	—	(1.2)
Dividends paid	(28.4)	(28.5)	(28.6)
Payments of contingent consideration	—	—	(17.8)
Repurchases of common stock	(15.0)	—	(19.4)
Payments related to tax withholding for stock-based compensation	(2.0)	(1.7)	(2.5)
Proceeds from the exercise of stock options	—	—	4.3
Net cash used by financing activities	(122.6)	(117.7)	(48.3)
Effect of foreign exchange rate changes on cash and cash equivalents	(5.6)	4.4	1.0
Net increase in cash and cash equivalents	7.7	4.2	21.0
Cash and cash equivalents
Beginning of the period	$66.4	$62.2	$41.2
End of the period	$74.1	$66.4	$62.2
Cash paid during the year for:
Interest	$49.4	$55.6	$42.6
Income taxes	$41.6	$44.3	$37.5

See notes to consolidated financial statements.

ACCO Brands Corporation and Subsidiaries

Consolidated Statements of Stockholders’ Equity

						Accumulated Other
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Accumulated
(in millions)	Shares	Value	Capital	Shares	Value	Income (Loss)	Deficit	Total
Balance at December 31, 2021	100.1	$1.0	$1,902.2	4.3	$(40.9)	$(535.5)	$(462.0)	$864.8
Net loss	—	—	—	—	—	—	(13.2)	(13.2)
Loss on derivative financial instruments, net of tax	—	—	—	—	—	(2.9)	—	(2.9)
Translation impact, net of tax	—	—	—	—	—	(37.9)	—	(37.9)
Pension and post-retirement adjustment, net of tax	—	—	—	—	—	36.0	—	36.0
Common stock repurchases	(2.7)	—	(19.4)	—	—	—	—	(19.4)
Stock-based compensation	—	—	10.0	—	—	—	(0.5)	9.5
Common stock issued, net of shares withheld for employee taxes	1.5	—	4.3	0.3	(2.5)	—	—	1.8
Dividends declared $0.30 per share	—	—	—	—	—	—	(28.6)	(28.6)
Other	—	—	0.1	—	—	—	(0.1)	—
Balance at December 31, 2022	98.9	$1.0	$1,897.2	4.6	$(43.4)	$(540.3)	$(504.4)	$810.1
Net loss	—	—	—	—	—	—	(21.8)	(21.8)
Loss on derivative financial instruments, net of tax	—	—	—	—	—	(1.8)	—	(1.8)
Translation impact, net of tax	—	—	—	—	—	30.3	—	30.3
Pension and post-retirement adjustment, net of tax	—	—	—	—	—	(14.5)	—	(14.5)
Stock-based compensation	—	—	16.3	—	—	—	(1.5)	14.8
Common stock issued, net of shares withheld for employee taxes	0.9	—	—	0.3	(1.7)	—	—	(1.7)
Dividends declared $0.30 per share	—	—	—	—	—	—	(28.5)	(28.5)
Other	—	—	(0.1)	—	—	—	0.2	0.1
Balance at December 31, 2023	99.8	$1.0	$1,913.4	4.9	$(45.1)	$(526.3)	$(556.0)	$787.0
Net loss	—	—	—	—	—	—	(101.6)	(101.6)
Gain on derivative financial instruments, net of tax	—	—	—	—	—	2.8	—	2.8
Translation impact, net of tax	—	—	—	—	—	(66.1)	—	(66.1)
Pension and post-retirement adjustment, net of tax	—	—	—	—	—	17.5	—	17.5
Common stock repurchases	(2.9)	—	(15.0)	—	—	—	—	(15.0)
Stock-based compensation	—	—	13.3	—	—	—	(1.4)	11.9
Common stock issued, net of shares withheld for employee taxes	1.2	—	—	0.4	(2.0)	—	—	(2.0)
Dividends declared $0.30 per share	—	—	—	—	—	—	(28.4)	(28.4)
Other	—	—	0.1	—	0.1	—	(0.2)	—
Balance at December 31, 2024	98.1	$1.0	$1,911.8	5.3	$(47.0)	$(572.1)	$(687.6)	$606.1

See notes to consolidated financial statements.

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements

1. Basis of Presentation

As used in this Annual Report on Form 10-K for the fiscal year ended December 31, 2024, the terms "ACCO Brands," "ACCO," the "Company," "we," "us," and "our" refer to ACCO Brands Corporation, a Delaware corporation incorporated in 2005, and its consolidated domestic and international subsidiaries.

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

Effective January 1, 2024, the Company reorganized into two operating segments, the Americas and International. The Americas segment includes the U.S., Canada, Brazil, Mexico and Chile and the International segment includes EMEA, Australia, New Zealand and Asia. Prior period results have been reclassified to reflect this change in our operating segments. See "Note 17. Information on Operating Segments" for further details.

The consolidated financial statements include the accounts of ACCO Brands Corporation and its domestic and international subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

2. Significant Accounting Policies, Recent Accounting Pronouncements and Adopted Accounting Standards

Nature of Business

ACCO Brands has two operating segments based in different geographic regions: Americas and International. Each operating segment designs, markets, sources, manufactures and sells recognized consumer, technology and business branded products used in schools, homes and at work. Product designs are tailored to end-user preferences in each geographic region, and where possible, leverage common engineering, design and sourcing.

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

Accounts Receivable and Allowances for Sales/Pricing/Cash Discounts and Doubtful Accounts

Trade receivables are recorded at the stated amount, less allowances for sales/pricing/cash discounts and doubtful accounts. The allowance for sales/pricing/cash discounts represents estimated uncollectible receivables associated with the products previously sold to customers and is recorded at the same time that the sales are recognized. The allowance is based on historical trends.

The allowance for doubtful accounts represents estimated uncollectible receivables associated with potential customer defaults on contractual obligations, usually due to a customer's potential insolvency. The allowance includes amounts for certain customers where a risk of default has been specifically identified. In addition, the allowance includes a provision for customer defaults on a general formulaic basis when it is determined the risk of some default is probable and estimable but cannot yet be associated with a specific customer. The assessment of the likelihood of customer defaults is based on various factors, including the length of time the receivables are past due, historical experience and existing economic conditions.

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

Property, Plant and Equipment

Property, plant and equipment are carried at cost less accumulated depreciation, and depreciated principally on a straight-line basis, over the estimated useful lives of the assets. Gains or losses resulting from dispositions are included in operating income. Betterments and renewals, which improve and extend the life of an asset are capitalized; maintenance and repair costs are expensed. Purchased computer software is capitalized and amortized over the software’s useful life.

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

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

We capitalize interest for major capital projects. Capitalized interest is added to the cost of the underlying assets and is depreciated over the useful lives of those assets. We did not capitalize any interest for the years ended December 31, 2024, 2023 and 2022.

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

Identifiable Intangible Assets

Identifiable intangible assets are comprised primarily of indefinite-lived and amortizable intangible assets acquired and arising from the application of purchase accounting. Indefinite-lived intangible assets are not amortized but are evaluated at least annually to determine whether the indefinite useful life is appropriate. Our ACCO® trade name has been assigned an indefinite life as we currently anticipate that this trade name will contribute cash flows to ACCO Brands indefinitely. Amortizable intangible assets are amortized over their useful lives of 5, 7, 10, 15, 23 or 30 years.

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

Goodwill

Goodwill has been recorded on our balance sheet and represents the excess of the cost of an acquisition when compared with the fair value of the net assets acquired. The authoritative guidance on goodwill and other intangible assets requires that goodwill be tested for impairment at a reporting unit level. We have determined that our reporting units are ACCO Brands Americas and ACCO Brands International.

We test goodwill for impairment at least annually, during the second quarter, or any interim period when market or business events indicate there may be a potential adverse impact on goodwill. As permitted by GAAP, we may perform a qualitative

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

assessment to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test as required by GAAP.

Estimating the fair value of each reporting unit requires us to make assumptions and estimates regarding our future. We utilized a combination of discounted cash flows and market approach. The financial projections used in the valuation models reflected management's assumptions regarding revenue growth rates, economic and market trends, cost structure, discount rate and other expectations about the anticipated short-term and long-term operating results for each of our reporting units.

We believe the assumptions used in our goodwill impairment analysis are appropriate and result in reasonable estimates of the implied fair value of each reporting unit. However, given the economic environment and other uncertainties that can negatively impact on our business, there can be no assurance that our estimates and assumptions, made for purposes of our goodwill impairment testing, will prove to be an accurate prediction of the future. If our assumptions regarding future performance are not achieved, or if future events occur that adversely affect our enterprise value, we may be required to record additional goodwill impairment charges in future periods.

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

As of December 31, 2024, the Company has recorded $4.1 million of deferred taxes on approximately $330.7 million of unremitted earnings of non-U.S. subsidiaries that may be remitted to the U.S. The Company has approximately $319.5 million of additional unremitted earnings of non-U.S. subsidiaries, which are indefinitely reinvested and for which no deferred taxes have been provided.

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

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Reserve for Sales Returns: The reserve for sales returns represents estimated uncollectible receivables associated with the potential return of products previously sold to customers and is recorded at the same time that the sales are recognized. The reserve includes a general provision for product returns based on historical trends. In addition, the reserve includes amounts for currently authorized customer returns that are considered to be abnormal in comparison to the historical trends. We record the returns reserve, on a gross basis, as a reduction to "Net sales" and "Cost of products sold" with increases to "Other current liabilities" and "Inventories."

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

Advertising Expenses

Advertising expenses were $99.3 million, $102.7 million and $108.8 million for the years ended December 31, 2024, 2023 and 2022, respectively. These costs primarily include, but are not limited to, cooperative advertising and promotional allowances as described in "Customer Program Costs" above and are principally expensed as incurred.

Warranty Reserves

We offer our customers various warranty terms based on the type of product that is sold. Estimated future obligations related to products sold under these warranty terms are provided by charges to cost of products sold in the same period in which the related revenue is recognized.

Research and Development Expenses

Research and development expenses were $23.0 million, $25.8 million and $26.3 million for the years ended December 31, 2024, 2023 and 2022, respectively, are classified as SG&A expenses and are charged to expense as incurred.

Stock-Based Compensation

Our primary types of stock-based compensation provided for under our current incentive plan consist of stock options, restricted stock unit awards and performance stock unit awards. Stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period. Where awards are made with non-substantive vesting periods (for example, where a portion of the award vests due to retirement eligibility), we estimate and recognize expense based on the period from the grant date to the date on which the employee is retirement eligible. The Company accounts for forfeitures as they occur.

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

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board ("FASB") issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures, (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires a public entity to disaggregate certain expense captions into specified categories in disclosures within the footnotes to the financial statements. This ASU is effective for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. We are evaluating the effect this guidance will have on the notes to our consolidated financial statements.

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

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Recently Adopted Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. The ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. Effective in the fourth quarter of 2024, the Company adopted this standard. See "Note 17. Information on Operating Segments" for further details.

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

There were no other accounting standards that were adopted in 2024, 2023 and 2022 that had a material effect on the Company’s financial condition, results of operations or cash flow.

3. Long-term Debt and Short-term Borrowings

Notes payable and long-term debt, listed in order of the priority of security interests in assets of the Company, consisted of the following as of December 31, 2024 and 2023:

(in millions)	December 31, 2024	December 31, 2023
Euro Senior Secured Term Loan A, due October 2029 (floating interest rate of 4.68% at December 31, 2024 and 5.93% at December 31, 2023)	$127.9	$218.2
USD Senior Secured Term Loan A (floating interest rate of 7.50% at December 31, 2023)	—	78.0
Australian Dollar Senior Secured Term Loan A (floating interest rate of 6.42% at December 31, 2023)	—	32.5
Euro Dollar Senior Secured Revolving Credit Facility, due October 2029 (floating interest rate of 4.68% at December 31, 2024)	59.1	—
U.S. Dollar Senior Secured Revolving Credit Facility, due October 2029 (floating interest rate of 6.47% at December 31, 2024 and 7.40% at December 31, 2023)	34.4	7.3
Australian Dollar Senior Secured Revolving Credit Facility, due October 2029 (floating interest rate of 6.44% at December 31, 2024 and 6.42% at December 31, 2023)	32.8	14.3
Senior Unsecured Notes, due March 2029 (fixed interest rate of 4.25%)	575.0	575.0
Other borrowings	10.5	0.3
Total debt	839.7	925.6
Less:
Current portion	51.3	36.7
Debt issuance costs, unamortized	5.1	6.7
Long-term debt, net	$783.3	$882.2

The Company is party to a Third Amended and Restated Credit Agreement, dated as of January 27, 2017, among the Company, certain subsidiaries of the Company, Bank of America, N.A., as administrative agent, and the other agents and various lenders party thereto, which has been amended seven times between July 2018 and October 2024 (as amended, the "Credit Agreement"). The Credit Agreement currently provides for a senior secured credit facility, which consists of a €184.8 million (US$200.0 million based on October 30, 2024 exchange rates) term loan facility, and a US$467.5 million multi-currency revolving credit facility (the "Revolving Facility"). Prior to the seventh amendment which was effective October 30, 2024, the Credit Agreement provided for a senior secured credit facility, which consisted of a €300.0 million (US$320.8 million based on

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

January 27, 2017, exchange rates) term loan facility, an A$80.0 million (US$60.4 million based on January 27, 2017, exchange rates) term loan facility, a US$100.0 million term loan facility and a US$600.0 million multi-currency revolving credit facility.

The current financial covenants under the Credit Agreement are as follows:

•
Minimum Interest Coverage Ratio (as defined in the Credit Agreement) of 3.00:1.00; and
•
Maximum Consolidated Leverage Ratio financial covenant for all first and second fiscal quarters is 4.50x dropping to 4.00x for all third and fourth fiscal quarters.

The current pricing for borrowings under the Credit Agreement is as follows:

Consolidated Leverage Ratio	Applicable Rate on Euro/AUD/CDN Dollar Loans	Applicable Rate on Base Rate Loans	Undrawn Fee
> 4.25	2.25%	1.25%	0.375%
> 3.5	2.00%	1.00%	0.350%
> 2.5	1.75%	0.75%	0.300%
≤ 2.5	1.50%	0.50%	0.250%

As of December 31, 2024, the applicable rate on Euro, Australian and Canadian dollar loans was 2.00 percent and the applicable rate on Base Rate loans was 1.00 percent. Undrawn amounts under the Revolving Facility are subject to a commitment fee rate of 0.25 percent to 0.375 percent per annum, depending on the Company's Consolidated Leverage Ratio. As of December 31, 2024, the commitment fee rate was 0.35 percent.

As of December 31, 2024, there was $126.3 million in borrowings outstanding under the Revolving Facility ($34.4 million reported in "Current portion of long-term debt" and $91.9 million reported in "Long-term debt, net"), and the amount available for borrowings was $329.6 million (allowing for $11.6 million of letters of credit outstanding on that date).

Amortization

The outstanding principal amounts under the Euro Term Loan Facility are payable in quarterly installments in an amount representing, on an annual basis, 1.25 percent of the initial aggregate principal amount of such loan facility and increasing to 1.875 percent in March 2027 and further increasing to 2.50 percent in March 2029.

Dividends and Share Repurchases

Under the Credit Agreement, the Company may pay dividends and/or repurchase shares in an aggregate amount not to exceed the sum of: (i) the greater of $40.0 million and 1 percent of the Company’s Consolidated Total Assets (as defined in the Credit Agreement) during any fiscal year; plus (ii) an additional amount not to exceed $75.0 million during any fiscal year (provided the Company’s Consolidated Leverage Ratio after giving pro forma effect to the restricted payment is 0.25x inside the applicable Consolidated Leverage Ratio financial covenant); plus (iii) an additional amount so long as the Consolidated Leverage Ratio after giving pro forma effect to the restricted payment would be less than or equal to 3.25x; plus (iv) any Net Equity Proceeds (as defined in the Credit Agreement).

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Financial Covenants

As of December 31, 2024, our Consolidated Leverage Ratio was approximately 3.38 to 1.00 versus our maximum covenant of 4.00 to 1.00. Our Interest Coverage Ratio was approximately 5.35 to 1.00 versus the minimum financial covenant of 3.00 to 1.00.

Other Covenants and Restrictions

The Credit Agreement, contains customary affirmative and negative covenants as well as events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross-defaults, certain bankruptcy or insolvency events, certain ERISA-related events, changes in control or ownership and invalidity of any loan document. The Credit Agreement also establishes limitations on the aggregate amount of Permitted Acquisitions and Investments (each as defined in the Credit Agreement) that the Company and its subsidiaries may make during the term of the Credit Agreement.

Incremental Facilities

The Credit Agreement permits the Company to seek increases in the size of the Revolving Facility and the Term Loan Facility prior to maturity by up to $500.0 million in the aggregate, subject to lender commitment and the conditions set forth in the Credit Agreement.

Senior Unsecured Notes due March 2029 (the "Senior Unsecured Notes")

The Senior Unsecured Notes indenture contains covenants that could limit the ability of the Company and its restricted subsidiaries to, among other things: (i) incur additional indebtedness or issue disqualified stock or, in the case of the Company’s restricted subsidiaries, preferred stock; (ii) create liens; (iii) pay dividends, make certain investments or make other restricted payments; (iv) sell certain assets or merge with or into other companies; (v) enter into transactions with affiliates; and (vi) allow limitations on any restricted subsidiary to pay dividends, loans, or assets to the Company or other restricted subsidiaries. These covenants are subject to a number of important limitations and exceptions. The Senior Unsecured Notes indenture also provides for events of default, which, if any of them occurs, would permit or require the principal, premium, if any, and accrued but unpaid interest on all the then outstanding Senior Unsecured Notes to be immediately due and payable.

Compliance with Loan Covenants

As of and for the periods ended December 31, 2024, and December 31, 2023, the Company was in compliance with all applicable loan covenants under its senior secured credit facilities and the Senior Unsecured Notes.

Guarantees and Security

Generally, obligations under the Credit Agreement are guaranteed by certain of the Company's existing and future subsidiaries and are secured by substantially all of the Company's and certain guarantor subsidiaries' assets, subject to certain exclusions and limitations.

The Senior Unsecured Notes are irrevocably and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by each of our existing and future domestic subsidiaries other than certain excluded subsidiaries. The Senior Unsecured Notes and the related guarantees rank equally in right of payment with all of the existing and future senior debt of the Company and the guarantors, senior in right of payment to all of the existing and future subordinated debt of the Company and the

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

guarantors, and are effectively subordinated to all of the existing and future secured indebtedness of the Company and the guarantors to the extent of the value of the assets securing such indebtedness. The Senior Unsecured Notes and the guarantees are and will be structurally subordinated to all existing and future liabilities, including trade payables, of each of the Company's subsidiaries that do not guarantee the Senior Unsecured Notes.

4. Leases

The Company leases its corporate headquarters, various other facilities for distribution, manufacturing and offices, as well as vehicles, forklifts and other equipment. The Company determines if an arrangement is a lease at inception. Leases are included in "Right of use asset, leases" ("ROU Assets"), and the current portion of the lease liability is included in "Lease liabilities" and the non-current portion is included in "Long-term lease liabilities" in the Consolidated Balance Sheets. The Company currently has an immaterial amount of financing leases and leases with terms of more than one month and less than 12 months.

ROU Assets and Lease liabilities are recognized based on the present value of lease payments over the lease term. In determining the present value of leases, the Company uses its incremental collateralized borrowing rate, on a regional basis, due to the implicit rate of return is generally not readily determinable for our leases. The incremental borrowing rate is dependent upon the duration of the lease and has been segmented into three groups of time. All leases within the same region and the same group of time share the same incremental borrowing rate. The Company has lease agreements with lease and non-lease components, which are combined for accounting purposes for all classes of underlying assets except information technology equipment.

The components of lease expense for the years ended December 31, 2024, 2023 and 2022, were as follows:

(in millions)	2024	2023	2022
Operating lease cost	$29.0	$28.6	$29.5
Sublease income	(3.1)	(2.5)	(2.4)
Total lease cost	$25.9	$26.1	$27.1

Other information related to leases for the years ended December 31, 2024 and 2023 was as follows:

	Twelve Months Ended December 31,
(in millions, except lease term and discount rate)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$27.9	$29.8
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$19.5	$23.2

Weighted average remaining lease term:
Operating leases	5.6 years

Weighted average discount rate:
Operating leases	5.3%

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Future minimum lease payments, net of sub-lease income, for all non-cancelable leases as of December 31, 2024 were as follows:

(in millions)	Operating Leases
2025	26.2
2026	21.4
2027	16.6
2028	13.6
2029	10.6
Thereafter	17.8
Total minimum lease payments	106.2
Less imputed interest	17.8
Future minimum payments for leases, net of sublease rental income and imputed interest	$88.4

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

As of December 31, 2016, our Canadian Salaried and Hourly pension plans were frozen. Effective July 1, 2022, the Company announced its plan to terminate those Canadian pension plans. During 2024, we finalized the settlement of the entire benefit obligation for the Canadian Salaried and Hourly pension plans resulting in a final settlement cost of $4.5 million.

Our German Esselte Leitz Pension Plan had an unfunded liability of $98.0 million and $109.9 million for the years ended December 31, 2024, and 2023, respectively. As is customary, there are no plans to, and there is no requirement to, fund the German Pension Plan other than to meet the current liabilities.

We also provide post-retirement health care and life insurance benefits to certain employees and retirees in the U.S., U.K. and Canada. All but one of these benefit plans is no longer open to new participants. Many employees and retirees outside of the U.S. are covered by government health care programs.

In June 2023, the High Court handed down a decision in the case of Virgin Media Limited v NTL Pension Trustees II Limited and others relating to the validity of certain historical pension changes due to the lack of actuarial confirmation required by law. In July 2024, the Court of Appeal dismissed the appeal brought by Virgin Media Ltd against aspects of the June 2023 decision. The conclusions reached by the court in this case may have implications for other UK defined benefit plans.

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The following table sets forth our defined benefit pension and post-retirement plans funded status and the amounts recognized in our Consolidated Balance Sheets:

	Pension				Post-retirement
	U.S.		International
(in millions)	2024	2023	2024	2023	2024	2023
Change in projected benefit obligation (PBO)
Projected benefit obligation at beginning of year	$162.6	$162.3	$467.4	$441.1	$3.3	$3.2
Service cost	—	—	0.6	0.5	—	—
Interest cost	7.7	7.9	18.5	20.0	0.2	0.2
Actuarial (gain) loss	(9.1)	3.2	(34.4)	14.6	0.5	0.1
Participants’ contributions	—	—	0.1	0.1	—	—
Benefits paid	(10.7)	(10.8)	(27.7)	(27.0)	(0.3)	(0.3)
Settlement	—	—	(15.1)	(3.9)	—	—
Foreign exchange rate changes	—	—	(12.9)	22.0	(0.1)	0.1
Projected benefit obligation at end of year	150.5	162.6	396.5	467.4	3.6	3.3
Change in plan assets
Fair value of plan assets at beginning of year	145.5	140.2	324.9	306.4	—	—
Actual return on plan assets	7.6	13.6	(8.4)	18.9	—	—
Employer contributions	3.0	2.5	14.5	14.1	0.3	0.3
Participants’ contributions	—	—	0.1	0.1	—	—
Benefits paid	(10.7)	(10.8)	(27.7)	(27.0)	(0.3)	(0.3)
Settlement	—	—	(15.1)	(4.0)	—	—
Foreign exchange rate changes	—	—	(5.4)	16.4	—	—
Fair value of plan assets at end of year	145.4	145.5	282.9	324.9	—	—
Funded status (Fair value of plan assets less PBO)	$(5.1)	$(17.1)	$(113.6)	$(142.5)	$(3.6)	$(3.3)
Amounts recognized in the Consolidated Balance Sheets consist of:
Other non-current assets	$—	$—	$2.5	$2.5	$—	$—
Other current liabilities	—	—	7.2	7.5	0.4	0.3
Pension and post-retirement benefit obligations	5.1	17.1	108.9	137.5	3.2	3.0
Components of accumulated other comprehensive income (loss), net of tax:
Unrecognized actuarial loss (gain)	84.4	90.7	121.9	139.9	(2.6)	(3.6)
Unrecognized prior service cost	—	—	4.9	5.2	—	—

Pension and post-retirement benefit obligations of $117.2 million as of December 31, 2024, decreased from $157.6 million as of December 31, 2023. The decrease was primarily due to updated assumptions and foreign exchange, partly offset by cash contributions.

The accumulated benefit obligation for all pension plans was $542.9 million and $625.1 million at December 31, 2024 and 2023, respectively.

The following table sets out information for pension plans with an accumulated benefit obligation in excess of plan assets:

	U.S.		International
(in millions)	2024	2023	2024	2023
Accumulated benefit obligation(1)	$150.5	$162.6	$116.8	$437.4
Fair value of plan assets	145.4	145.5	4.0	297.2
(1)
The decrease in 2024 under International as compared to 2023 is the result of the ACCO U.K. plan ABO no longer being in excess of plan assets as of December 31, 2024, unlike the prior year.

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The following table sets out information for pension plans with a projected benefit obligation in excess of plan assets:

	U.S.		International
(in millions)	2024	2023	2024	2023
Projected benefit obligation	$150.5	$162.6	$385.1	$442.1
Fair value of plan assets	145.4	145.5	268.9	297.2

The components of net periodic benefit (income) cost for pension and post-retirement plans for the years ended December 31, 2024, 2023 and 2022, were as follows:

	Year Ended December 31,
	Pension						Post-retirement
	U.S.			International
(in millions)	2024	2023	2022	2024	2023	2022	2024	2023	2022
Service cost	$—	$—	$—	$0.6	$0.5	$1.0	$—	$—	$—
Interest cost	7.7	7.9	4.9	18.5	20.0	9.6	0.2	0.2	0.1
Expected return on plan assets	(12.9)	(12.0)	(10.9)	(19.6)	(21.5)	(17.5)	—	—	—
Amortization of net loss (gain)	2.5	2.2	3.7	5.4	4.2	5.0	(0.6)	(0.5)	(0.5)
Amortization of prior service cost	—	—	—	0.3	0.3	0.3	—	—	—
Special termination benefit(2)	—	—	—	—	—	0.8	—	—	—
Settlement (3)	—	—	—	4.6	1.2	—	—	—	—
Net periodic benefit (income) cost (4)	$(2.7)	$(1.9)	$(2.3)	$9.8	$4.7	$(0.8)	$(0.4)	$(0.3)	$(0.4)
(2)
Special termination benefit of $0.8 million due to the plan wind-up of our Canadian Salaried and Hourly pension plans effective July 1, 2022.
(3)
Settlement amounts of $4.6 million in 2024 and $1.2 million in 2023 are primarily related to the wind-up of our Canadian Salaried and Hourly pension plans.
(4)
The components of net periodic benefit (income) cost, other than service cost, are included in the line "Non-operating pension expense (income)" in the Consolidated Statements of Loss.

Other changes in plan assets and benefit obligations that were recognized in accumulated other comprehensive income (loss) during the years ended December 31, 2024, 2023 and 2022 were as follows:

	Pension						Post-retirement
	U.S.			International
(in millions)	2024	2023	2022	2024	2023	2022	2024	2023	2022
Current year actuarial (gain) loss	$(3.8)	$1.6	$(1.0)	$(6.5)	$17.2	$(23.9)	$0.5	$0.1	$(0.6)
Amortization of actuarial (loss) gain	(2.5)	(2.2)	(3.7)	(9.9)	(5.2)	(5.1)	0.5	0.5	0.5
Amortization of prior service cost	—	—	—	(0.3)	(0.3)	(0.3)	—	—	—
Foreign exchange rate changes	—	—	—	(1.7)	7.5	(21.5)	0.1	(0.1)	0.2
Total recognized in other comprehensive (loss) income	(6.3)	(0.6)	(4.7)	(18.4)	19.2	(50.8)	1.1	0.5	0.1
Total recognized in net periodic benefit (income) cost and other comprehensive (loss) income	$(9.0)	$(2.5)	$(7.0)	$(8.6)	$23.9	$(51.6)	$0.7	$0.2	$(0.3)

Assumptions

The weighted average assumptions used to determine benefit obligations for the years ended December 31, 2024, 2023, and 2022 were as follows:

	Pension						Post-retirement
	U.S.			International
	2024	2023	2022	2024	2023	2022	2024	2023	2022
Discount rate	5.7%	5.0%	5.1%	4.8%	4.2%	4.5%	5.2%	4.8%	3.8%
Rate of compensation increase	N/A	N/A	N/A	3.0%	2.9%	3.0%	N/A	N/A	N/A

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The weighted average assumptions used to determine net periodic benefit (income) cost for the years ended December 31, 2024, 2023, and 2022 were as follows:

	Pension						Post-retirement
	U.S.			International
	2024	2023	2022	2024	2023	2022	2024	2023	2022
Discount rate	5.0%	5.1%	2.9%	4.2%	4.5%	1.8%	4.8%	5.0%	2.4%
Expected long-term rate of return	8.0%	7.5%	6.5%	6.2%	6.9%	4.0%	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	2.9%	3.0%	3.0%	N/A	N/A	N/A

The weighted average health care cost trend rates used to determine post-retirement benefit obligations and net periodic benefit (income) cost as of December 31, 2024, 2023 and 2022 were as follows:

	Post-retirement
	2024	2023	2022
Health care cost trend rate assumed for next year	10%	9%	6%
Rate that the cost trend rate is assumed to decline (the ultimate trend rate)	8%	7%	5%
Year that the rate reaches the ultimate trend rate	2031	2031	2030

Plan Assets

The investment strategy for the Company is to optimize investment returns through a diversified portfolio of investments, taking into consideration underlying plan liabilities and asset volatility. Each plan has a different target asset allocation, which is reviewed periodically and is based on the underlying liability structure. The target asset allocation for our U.S. plan is 38 percent in equity securities, 54 percent in fixed income securities and 8 percent in alternative assets. The target asset allocation for non-U.S. plans is set by the local plan trustees.

Our pension plan weighted average asset allocations as of December 31, 2024 and 2023 were as follows:

	2024		2023
	U.S.	International	U.S.	International
Asset category
Equity securities	34%	6%	37%	7%
Fixed income	59%	59%	57%	63%
Real estate	4%	2%	4%	3%
Other(5)	3%	33%	2%	27%
Total	100%	100%	100%	100%

(5)
Multi-strategy hedge funds, commodity linked funds, private equity funds, and cash and cash equivalents for certain of our plans.

U.S. Pension Plan Assets

The fair value measurements of our U.S. pension plan assets by asset category as of December 31, 2024 were as follows:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value as of
(in millions)	(Level 1)	(Level 2)	(Level 3)	December 31, 2024
Mutual funds	$110.9	$—	$—	$110.9
Exchange traded funds	33.1	—	—	33.1
Common collective trust funds	—	1.4	—	1.4
Total	$144.0	$1.4	$—	$145.4

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The fair value measurements of our U.S. pension plan assets by asset category as of December 31, 2023 were as follows:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value as of
(in millions)	(Level 1)	(Level 2)	(Level 3)	December 31, 2023
Mutual funds	$106.1	$—	$—	$106.1
Exchange traded funds	38.3	—	—	38.3
Common collective trust funds	—	1.1	—	1.1
Total	$144.4	$1.1	$—	$145.5

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

International Pension Plans Assets

The fair value measurements of our international pension plans assets by asset category as of December 31, 2024 were as follows:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value as of
(in millions)	(Level 1)	(Level 2)	(Level 3)	December 31, 2024
Cash and cash equivalents	$3.1	$—	$—	$3.1
Equity securities	17.4	—	—	17.4
Corporate debt securities	—	62.0	—	62.0
Multi-strategy hedge funds	—	33.7	—	33.7
Insurance contracts	—	4.2	—	4.2
Real estate	—	0.8	—	0.8
Government debt securities	—	105.5	—	105.5
Investments measured at net asset value(6)
Multi-strategy hedge funds				29.2
Real estate				4.3
Private equity				22.7
Total	$20.5	$206.2	$—	$282.9

(6)
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
Investments measured at net asset value(6)
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

Cash Contributions

We contributed $17.8 million to our pension and post-retirement plans in 2024 and expect to contribute approximately $16.0 million in 2025.

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The following table presents estimated future benefit payments to participants for the next ten fiscal years:

(in millions)	Pension Benefits	Post-retirement Benefits
2025	$40.2	$0.4
2026	39.0	0.4
2027	39.2	0.4
2028	40.0	0.4
2029	40.2	0.3
Years 2030 - 2034	208.3	1.5

We also sponsor a number of defined contribution plans. Contributions are determined under various formulas. Costs related to such plans amounted to $12.5 million, $12.5 million and $13.2 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Multi-Employer Pension Plan

We are a participant in a multi-employer pension plan. The plan has reported significant underfunded liabilities and declared itself in critical and declining status (red). As a result, the trustees of the plan adopted a rehabilitation plan ("RP") in an effort to forestall insolvency. Our required contributions to this plan could increase due to the shrinking contribution base resulting from the insolvency of or withdrawal of other participating employers, from the inability or the failure of withdrawing participating employers to pay their withdrawal liability, from lower than expected returns on pension fund assets, and from other funding deficiencies. In the event that we withdraw from participation in the plan, we will be required to make withdrawal liability payments for a period of 20 years or longer in certain circumstances. The present value of our withdrawal liability payments would be recorded as an expense in our Consolidated Statements of Loss and as a liability on our Consolidated Balance Sheets in the first year of our withdrawal. The most recent Pension Protection Act ("PPA") zone status available in 2024 and 2023 is for the plan’s years ended December 31, 2023, and 2022, respectively. The zone status is based on information that we received from the plan and is certified by the plan’s actuary. Plans in the red zone (critical or critical and declining) are generally less than 65 percent funded, plans in the yellow zone (endangered) are less than 80 percent funded, and plans in the green zone (safe) are at least 80 percent funded.

The Company's contributions are not more than 5 percent of the total contributions to the plan. Details regarding the plan are outlined in the table below.

	EIN/Pension Plan	Pension Protection Act Zone Status		FIP/RP Status Pending	Contributions Year Ended December 31,			Surcharge	Expiration Date of Collective-Bargaining
Pension Fund	Number	2024	2023	Implemented	2024	2023	2022	Imposed	Agreement
PACE Industry Union-Management Pension Fund	11-6166763 / 001	Red	Red	Implemented	$0.1	$0.1	$0.1	Yes	6/30/2028

6. Stock-Based Compensation

The 2022 ACCO Brands Corporation Incentive Plan, as amended (the "Plan") provides for stock-based awards generally in the form of stock options, restricted stock units ("RSUs") and performance stock units ("PSUs"), any of which may be granted alone or with other types of awards and dividend equivalents. The Plan authorizes the issuance of up to 15,994,631 shares to key employees and non-employee directors.

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The Company accrues dividend equivalents ("DEs") on all outstanding RSUs and PSUs as permitted by the Plan. DEs entitle holders of RSUs and PSUs to the same dividend value per share as holders of common stock. RSUs and PSUs are credited with DEs that are converted to RSUs and PSUs at the fair market value of our common stock on the dates the dividend payments are made and are subject to the same terms and conditions as the underlying award. DEs credited to RSUs and PSUs will only be paid to the extent the awards vest and any performance goals are achieved.

We will satisfy the requirement for delivering shares of our common stock for the Plan by issuing new shares.

The following table summarizes the impact of all stock-based compensation expense on our Consolidated Statements of Loss for the years ended December 31, 2024, 2023 and 2022:

(in millions)	2024	2023	2022
Selling, general and administrative expense	$11.9	$14.8	$9.5
(Loss) income before income tax	(11.9)	(14.8)	(9.5)
Income tax expense	(2.9)	(3.4)	(2.2)
Net loss	$(9.0)	$(11.4)	$(7.3)

There was no capitalization of stock-based compensation expense.

Stock-based compensation expense by award type for the years ended December 31, 2024, 2023 and 2022 was as follows:

(in millions)	2024	2023	2022
Stock option compensation expense	$0.5	$2.7	$3.7
RSU compensation expense	7.5	6.4	4.4
PSU compensation expense	3.9	5.7	1.4
Total stock-based compensation expense	$11.9	$14.8	$9.5

Stock Options

The exercise price of each stock option equals or exceeds the fair market price of our stock on the date of grant. Options granted beginning in 2020 can generally be exercised over a term of ten years and prior to 2020 options could generally be exercised over a term of seven years. Stock options outstanding as of December 31, 2024, generally vest ratably over three years from the grant date. There were no stock options granted during the years ended December 31, 2024 and 2023. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model and the weighted average assumptions as outlined in the following table:

Year Ended December 31,
2022
Weighted average expected lives	6.0 years
Weighted average risk-free interest rate	1.89%
Weighted average expected volatility	41.7%
Expected dividend yield	3.60%
Weighted average grant date fair value	$2.43

The weighted average expected option term of the Company's "plain vanilla" stock options granted during the year ended December 31, 2022 reflect the application of the simplified method, as prescribed by Staff Accounting Bulletin Topic 14. The simplified method was used as the Company does not believe it has sufficient historical exercise data to provide a reasonable basis for the expected term of its stock option grants. The simplified method will be used until such time as the Company has stock option exercise experience in which to reasonably determine the expected life. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Volatility is calculated using ACCO Brands' historic volatility.

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

A summary of the changes in stock options outstanding under the Plan during the year ended December 31, 2024 is presented below:

	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2023	6,625,226	$9.26
Forfeited/Expired	(913,930)	$11.27
Outstanding at December 31, 2024	5,711,296	$8.94	4.7 years	zero
Exercisable shares at December 31, 2024	5,212,811		4.5 years	zero

There were no options exercised during the years ended December 31, 2024 and 2023. We received cash of $4.3 million from the exercise of stock options during the year ended December 31, 2022. The aggregate intrinsic value of options exercised during the year ended December 31, 2022 totaled $0.5 million.

The fair value of options vested during the years ended December 31, 2024, 2023, and 2022 was $2.5 million, $3.4 million and $3.1 million, respectively. As of December 31, 2024, we had unrecognized compensation expense related to stock options of $0.1 million, which will be recognized over a weighted-average period of 0.2 years.

Stock Unit Awards

RSUs vest over a pre-determined period of time, generally three years from the date of grant. Stock-based compensation expense for the years ended December 31, 2024, 2023 and 2022 includes $1.4 million, $1.3 million and $1.2 million, respectively, of expense related to RSUs granted to non-employee directors as a component of their compensation. RSUs granted to non-employee directors prior to 2021 became fully vested on the grant date; after 2021 non-employee director RSUs fully vest on the first anniversary of the grant date.

PSUs also vest over a pre-determined period of time, generally not longer than three years, but are further subject to the achievement of certain business performance criteria being met. Based upon the level of achieved performance, the number of shares actually awarded can vary from 0 percent to 200 percent of the original grant.

There were 4,241,889 RSUs outstanding as of December 31, 2024. All outstanding RSUs as of December 31, 2024 vest within three years of their date of grant. Upon vesting, all of the RSU awards will be converted into the right to receive one share of common stock of the Company for each unit that vests. The cost of these awards is determined using the fair value of the shares on the date of grant, and compensation expense is generally recognized over the period during which the employee provides the requisite service to the Company.

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

A summary of the changes in the RSUs outstanding under the Plan during 2024 is presented below:

	Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2023	3,444,450	$6.63
Granted	1,501,759	$5.31
Vested and distributed	(253,634)	$8.43
Vested and deferred distributed	(133,273)	$7.71
Forfeited and cancelled	(317,413)	$6.09
Outstanding at December 31, 2024	4,241,889	$6.06
Vested and deferred at December 31, 2024(1)	767,216	$7.80

(1)
Included in outstanding at December 31, 2024. Vested and deferred RSUs are primarily related to deferred compensation for non-employee directors.

For the years ended December 31, 2023 and 2022, we granted 1,969,191 and 695,057 RSUs, respectively. The weighted-average grant date fair value of our RSUs was $5.31, $5.23, and $8.15 for the years ended December 31, 2024, 2023 and 2022, respectively. The fair value of RSUs that vested during the years ended December 31, 2024, 2023 and 2022 was $3.3 million, $4.4 million and $5.1 million, respectively. As of December 31, 2024, we have unrecognized compensation expense related to RSUs of $7.0 million, which will be recognized over a weighted-average period of 1.9 years.

A summary of the changes in the PSUs outstanding under the Plan during 2024 is presented below:

	Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2023	1,771,690	$6.48
Granted	1,825,683	$5.80
Vested and distributed	(685,998)	$6.74
Forfeited and cancelled	(319,295)	$5.65
Other - increase due to performance of PSUs	954,162	$5.21
Outstanding at December 31, 2024	3,546,242	$5.81

For the years ended December 31, 2023 and 2022, we granted 2,301,907 and 1,170,884 PSUs, respectively. For the years ended December 31, 2024, 2023 and 2022, 685,998, 336,077 and 350,656 PSUs vested, respectively. The weighted-average grant date fair value of our PSUs was $5.80, $5.39, and $8.88 for the years ended December 31, 2024, 2023 and 2022, respectively. The fair value of PSUs that vested during the years ended December 31, 2024, 2023 and 2022 was $4.6 million, $2.8 million and $3.0 million, respectively. Based on the level of achievement of the performance targets associated with the PSU awards, as of December 31, 2024, we have $4.4 million of unrecognized compensation expense, which will be recognized over a weighted-average period of 1.5 years.

7. Inventories

The components of inventories were as follows:

(in millions)	2024	2023
Raw materials	$35.9	$50.1
Work in process	3.3	4.7
Finished goods	231.2	272.7
Total inventories	$270.4	$327.5

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

8. Property, Plant and Equipment, Net

The components of net property, plant and equipment were as follows:

	December 31
(in millions)	2024	2023
Land and improvements	$17.4	$20.9
Buildings and improvements to leaseholds	115.4	130.7
Machinery and equipment	365.2	442.9
Construction in progress	7.5	5.1
	505.5	599.6
Less: accumulated depreciation	(368.0)	(429.5)
Net property, plant and equipment (1)	$137.5	$170.1

(1)
Net property, plant and equipment as of December 31, 2024 and 2023 included $29.4 million and $37.9 million of computer software assets, respectively, which are classified within machinery and equipment and construction in progress. Depreciation expense for software was $13.8 million, $14.1 million and $13.9 million for the years ended December 31, 2024, 2023 and 2022, respectively.

9. Goodwill and Identifiable Intangible Assets

Goodwill

We test goodwill for impairment at least annually as of our measurement date of May 31st and on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. During the second quarter of 2024, we identified triggering events within our Americas reporting unit indicating that it was more likely than not that an impairment loss had been incurred. The triggering events included a decline in forecasted cash flows within specific product categories, and a decline in our stock price. Accordingly, as of May 31, 2024, we completed an impairment assessment, on a quantitative basis, of goodwill for both the Americas and International reporting units. The result of our assessment was that the fair value of the Americas reporting unit did not exceed its carrying value resulting in an impairment charge of $127.5 million. The result of our assessment was that the fair value of the International reporting unit exceeded its carrying value and we concluded that no impairment existed.

Estimating the fair value of each reporting unit requires us to make assumptions and estimates regarding our future. We utilized a combination of discounted cash flows and market approach. The financial projections used in the valuation models reflected management's assumptions regarding revenue growth rates, economic and market trends, cost structure, discount rate, and other expectations about the anticipated short-term and long-term operating results for each of our reporting units.

We believe the assumptions used in our goodwill impairment analysis are appropriate and result in reasonable estimates of the implied fair value of each reporting unit. However, given the economic environment and uncertainties that can negatively impact our business, there can be no assurance that our estimates and assumptions, made for purposes of our goodwill impairment testing, will prove to be an accurate prediction of the future. If our assumptions regarding future performance are not achieved, or if future events occur that adversely affect our enterprise value, we may be required to record additional goodwill impairment charges in future periods.

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Changes in the net carrying amount of goodwill by segment were as follows:

(in millions)	ACCO Brands Americas	ACCO Brands International	Total
Balance at December 31, 2022	$472.2	$199.3	$671.5
Goodwill impairment	(89.5)	—	(89.5)
Foreign currency translation	0.9	7.1	8.0
Balance at December 31, 2023	$383.6	$206.4	$590.0
Goodwill impairment	(127.5)	—	(127.5)
Foreign currency translation	(2.8)	(13.3)	(16.1)
Balance at December 31, 2024	$253.3	$193.1	$446.4

The goodwill balance includes $313.8 million, $403.3 million, and $530.8 million of accumulated impairment losses for the years ended December 31, 2022, 2023, and 2024, respectively.

Identifiable Intangible Assets

We test indefinite-lived intangibles for impairment at least annually as of our measurement date of May 31st and on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. During the second quarter of 2024, we identified a triggering event for our indefinite-lived trade names within our Americas reporting unit indicating that it was more likely than not that an impairment loss had been incurred. The triggering event was a decline in forecasted cash flows within certain product categories. Accordingly, as of May 31, 2024, we completed an impairment assessment, on a quantitative basis, for our indefinite-lived trade names. The result of our assessment was that the fair value of the Five Star® indefinite-lived trade name did not exceed its carrying value resulting in an impairment charge of $37.7 million. The result of our assessment of the Swingline® and ACCO® indefinite-lived trade names was that the fair value of each exceeded its carrying value and we concluded that no impairment existed.

Estimating the fair value of each trade name requires us to make assumptions and estimates regarding our future. We utilized a relief-from-royalty discounted cash flows approach. The financial projections used in the valuation models reflected management's assumptions regarding revenue growth rates, economic and market trends, royalty rate, discount rate, and other expectations about the anticipated short-term and long-term operating results for each of our indefinite-lived trade names.

We believe the assumptions used in our impairment analysis are appropriate and result in reasonable estimates of the implied fair value of each of our indefinite-lived trade names. However, given the economic environment and the uncertainties regarding the impact on our business, there can be no assurance that our estimates and assumptions, made for purposes of our indefinite-lived intangible impairment testing, will prove to be an accurate prediction of the future.

As of June 1, 2024, we changed our Five Star® and Swingline® indefinite-lived trade names to amortizable intangible assets as they no longer met the indefinite-lived criteria. We began amortizing both trade names on a straight-line basis over a life of 30 years as of June 1, 2024.

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The Company's gross carrying value and accumulated amortization by class of identifiable intangible assets as of December 31, 2024 and 2023 were as follows:

	December 31, 2024			December 31, 2023
(in millions)	Gross Carrying Amounts	Accumulated Amortization	Net Book Value	Gross Carrying Amounts	Accumulated Amortization	Net Book Value
Indefinite-lived intangible assets:
Trade names(1) (2)	$101.2	$(44.5)	$56.7	$295.1	$(44.5)	$250.6
Amortizable intangible assets:
Trade names(2)	627.5	(157.5)	470.0	497.1	(142.0)	355.1
Customer and contractual relationships	350.7	(230.0)	120.7	362.4	(221.3)	141.1
Vendor relationships	82.4	(22.2)	60.2	82.4	(16.7)	65.7
Patents	7.8	(5.8)	2.0	8.2	(5.0)	3.2
Subtotal	1,068.4	(415.5)	652.9	950.1	(385.0)	565.1
Total identifiable intangibles	$1,169.6	$(460.0)	$709.6	$1,245.2	$(429.5)	$815.7

(1)
Accumulated amortization prior to the adoption of authoritative guidance on goodwill and other intangible assets, at which time further amortization ceased.
(2)
Reflects the change of our Five Star® and Swingline® indefinite-lived trade names to amortizable intangible assets as of June 1, 2024.

The Company’s intangible amortization expense was $44.7 million, $43.4 million and $41.5 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Estimated amortization expense for amortizable intangible assets for the next five years is as follows:

(in millions)	2025	2026	2027	2028	2029
Estimated amortization expense(3)	$44.8	$42.8	$40.4	$38.3	$36.6

(3)
Actual amounts of amortization expense may differ from estimated amounts due to changes in foreign currency exchange rates, additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets and other events.

10. Restructuring

The Company recorded $16.8 million, $27.2 million and $9.6 million of restructuring charges for the years ended December 31, 2024, 2023 and 2022, respectively. Restructuring charges were primarily for severance costs related to cost reduction initiatives for all segments in 2024, 2023 and 2022.

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The summary of the activity in the restructuring liability for the year ended December 31, 2024 was as follows:

(in millions)	Balance at December 31, 2023	Provision	Cash Expenditures	Non-cash Items/Currency Change	Balance at December 31, 2024
Employee termination costs(1)	$27.5	$16.6	$(17.0)	$(0.5)	$26.6
Other	0.9	0.2	(1.1)	—	—
Total restructuring liability	$28.4	$16.8	$(18.1)	$(0.5)	$26.6

(1)
We expect the remaining $26.6 million of employee termination costs to be substantially paid within the next twelve months.

The summary of the activity in the restructuring accounts for the year ended December 31, 2023 was as follows:

(in millions)	Balance at December 31, 2022	Provision	Cash Expenditures	Non-cash Items/Currency Change	Balance at December 31, 2023
Employee termination costs	$8.7	$26.1	$(7.6)	$0.3	$27.5
Other	—	1.1	(0.2)	—	0.9
Total restructuring liability	$8.7	$27.2	$(7.8)	$0.3	$28.4

The summary of the activity in the restructuring accounts for the year ended December 31, 2022 was as follows:

(in millions)	Balance at December 31, 2021	Provision	Cash Expenditures	Non-cash Items/Currency Change	Balance at December 31, 2022
Employee termination costs	$3.4	$9.4	$(4.0)	$(0.1)	$8.7
Termination of lease agreements	1.1	(0.2)	(0.9)	—	—
Other	—	0.4	(0.4)	—	—
Total restructuring liability	$4.5	$9.6	$(5.3)	$(0.1)	$8.7

Restructuring charges for the years ended December 31, 2024, 2023 and 2022 by reporting segment were as follows:

(in millions)	2024	2023	2022
ACCO Brands Americas	$6.5	$16.7	$6.0
ACCO Brands International	6.9	9.9	3.4
Corporate	3.4	0.6	0.2
Total restructuring charges	$16.8	$27.2	$9.6

11. Income Taxes

The components of (loss) income before income tax for the years ended December 31, 2024, 2023 and 2022 were as follows:

(in millions)	2024	2023	2022
Domestic operations	$(173.0)	$(124.8)	$(80.1)
Foreign operations	85.7	111.7	95.0
Total	$(87.3)	$(13.1)	$14.9

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The reconciliation of income taxes computed at the U.S. federal statutory income tax rate of 21 percent to our effective income tax rate for the years ended December 31, 2024, 2023 and 2022 was as follows:

(in millions)	2024	2023	2022
Income tax at U.S. statutory rate; 21%	$(18.3)	$(2.7)	$3.1
Unrecognized tax expense (benefits)	(2.8)	1.0	(7.6)
Statutory tax rate changes	—	0.4	0.6
Statutory tax law changes	—	(3.6)	—
State, local and other tax, net of federal benefit	(2.0)	(1.3)	1.6
Impact from foreign inclusions	0.6	(0.7)	4.0
U.S. effect of foreign dividends and withholding taxes	4.1	3.9	1.8
Foreign income taxed at a higher effective rate	4.3	4.2	3.1
Brazilian Tax Assessments impact	(1.6)	(13.3)	1.9
Increase (decrease) in valuation allowance	2.4	5.4	3.4
General business credit	(0.4)	(2.2)	(1.9)
Excess expense from stock-based compensation	1.3	0.6	0.5
Impairment of non-deductible goodwill	26.8	18.8	20.7
Impact of legal entity rationalization		—	(4.1)
Prior period tax return adjustment	0.1	(1.0)	(0.1)
Other (decrease) increase	(0.2)	(0.8)	1.1
Income taxes as reported	$14.3	$8.7	$28.1
Effective tax rate	(16.4)%	(66.4)%	188.6%

For 2024, we recorded income tax expense of $14.3 million on loss before taxes of $87.3 million, for an effective rate of (16.4) percent. The increase in the effective rate versus 2023 was primarily due to a larger non-cash impairment charge related to goodwill in 2024 compared to 2023. In addition, the release of certain unrecognized tax benefits related to the Brazil Tax Assessments in 2023 which did not repeat in 2024, partially offset by a reduction in pretax book income.

For 2023, we recorded income tax expense of $8.7 million on a loss income before taxes of $13.1 million, for an effective rate of (66.4) percent. The decrease in the effective rate versus 2022 was primarily due to the reduction in pretax book income, tax law changes allowing Brazilian taxes paid to be creditable for U.S. tax purposes and the release of certain unrecognized tax benefits related to the Brazil Tax Assessments.

For 2022, we recorded income tax expense of $28.1 million on income before taxes of $14.9 million, for an effective rate of 188.6 percent.

The components of the income tax expense for the years ended December 31, 2024, 2023 and 2022 were as follows:

(in millions)	2024	2023	2022
Current expense
Federal and other	$(3.2)	$0.2	$1.8
Foreign	24.4	28.6	25.0
Total current income tax expense	21.2	28.8	26.8
Deferred expense (benefit)
Federal and other	$(7.0)	$(16.7)	$6.8
Foreign	0.1	(3.4)	(5.5)
Total deferred income tax (benefit) expense	(6.9)	(20.1)	1.3
Total income tax expense	$14.3	$8.7	$28.1

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The components of deferred tax assets (liabilities) as of December 31, 2024 and 2023 were as follows:

(in millions)	2024	2023
Deferred tax assets
Compensation and benefits	$20.3	$23.0
Pension	14.4	23.4
Inventory	8.1	10.4
Other reserves	13.9	18.9
Accounts receivable	5.1	7.4
Foreign tax credit carryforwards	6.8	6.4
Net operating loss carryforwards	74.8	76.7
Interest expense carryforwards	34.1	26.3
Section 174 capitalization	16.1	17.3
General business tax credit carryforwards	1.8	3.4
Other	2.1	5.2
Gross deferred income tax assets	197.5	218.4
Valuation allowance	(60.3)	(59.2)
Net deferred tax assets	137.2	159.2
Deferred tax liabilities
Depreciation	(3.8)	(5.7)
Unremitted non-U.S. earnings accrual	(4.1)	(4.0)
Identifiable intangibles	(151.9)	(170.4)
Other		—
Gross deferred tax liabilities	(159.8)	(180.1)
Net deferred tax liabilities	$(22.6)	$(20.9)

A valuation allowance of $60.3 million and $59.2 million as of December 31, 2024 and 2023, respectively, has been established for deferred income tax assets. The $1.1 million increase in the valuation allowance in 2024 reflects the increase in our existing valuation by $2.4 million, partly offset by a $1.3 million decrease resulting from foreign currency translation. The valuation allowance is primarily related to net operating loss (the "NOL") carryforwards that may not be realized. Realization of the net deferred income tax assets is dependent upon generating sufficient taxable income prior to the expiration of the applicable carryforward periods. Although realization is not certain, management believes that it is more likely than not that the net deferred income tax assets will be realized. However, the amount of net deferred tax assets considered realizable could change in the near term if estimates of future taxable income during the applicable carryforward periods fluctuate.

As of December 31, 2024, the Company has state NOL tax benefits of $13.9 million which will expire between December 31, 2025 and December 31, 2034. As of December 31, 2024, the Company has $1.8 million of federal general business credit carryforwards which will expire on December 31, 2044. As of December 31, 2024, the Company had $6.8 million of foreign tax credit carryforwards of which $4.9 million will expire on December 31, 2027 and $1.9 million will expire on December 31, 2034. As of December 31, 2024, the Company has foreign NOLs of $266.2 million and tax benefits of $60.9 million, most of which have unlimited carryforward periods.

As of December 31, 2024, the Company has recorded $4.1 million of deferred taxes on approximately $330.7 million of unremitted earnings of non-U.S. subsidiaries that may be remitted to the U.S. The Company has approximately $319.5 million of additional unremitted earnings of non-U.S. subsidiaries, which are indefinitely reinvested and for which no deferred taxes have been provided.

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2024, 2023 and 2022 was as follows:

(in millions)	2024	2023	2022
Balance at beginning of year	$28.0	$39.1	$43.3
Additions for tax positions of prior years	3.5	3.6	2.5
Reductions for tax positions of prior years	(5.6)	(17.7)	(8.3)
Increase (decrease) resulting from foreign currency translation	(5.2)	3.0	1.6
Balance at end of year	$20.7	$28.0	$39.1

As of December 31, 2024, the amount of unrecognized tax benefits decreased to $20.7 million, all of which would impact our effective tax rate, if recognized. We expect the amount of unrecognized tax benefits to change within the next twelve months including releases of previously recorded reserves of approximately $2.4 million.

Interest and penalties related to unrecognized tax benefits are recognized within "Income tax expense" in the Consolidated Statements of Income. As of December 31, 2024, we have accrued a cumulative $13.0 million for interest and penalties on the unrecognized tax benefits primarily related to the Brazil Tax Assessments.

As of December 31, 2024, the U.S. federal statute of limitations remains open for the year 2021 and forward. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from 2 to 6 years. As of December 31, 2024, years still open to examination by foreign tax authorities in major jurisdictions include Australia (2020 forward), Brazil (2019 forward), Canada (2019 forward), Germany (2020 forward), Sweden (2023 forward) and the U.K. (2023 forward). We are currently under examination in the U.S. and various foreign jurisdictions.

Organisation for Economic Co-operation and Development (“OECD”) Global Anti-Base Erosion Model Rules (Pillar Two)

Legislatures and taxing authorities in many jurisdictions in which we operate may enact changes to, or seek to enforce, novel interpretations of their tax rules. These changes may include modifications that can be temporary or permanent. For example, the Organisation for Economic Cooperation and Development (the "OECD"), the European Union and other countries (including countries in which we operate) have committed to enacting substantial changes to numerous long-standing tax principles impacting how large multinational enterprises are taxed. In particular, the OECD's Pillar Two initiative introduces a 15% global minimum tax (the "Global Minimum Tax") applied on a country-by-country basis and some jurisdictions have enacted a Global Minimum Tax effective January 1, 2024 while others are still evaluating the situation. As of December 31, 2024, there was no impact to our effective tax rate resulting from the enactment of a Global Minimum Tax in the jurisdictions in which we operate. Management will continue to assess the impact and materiality of these potential new rules as well as any other changes in domestic and international tax rules and regulations.

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

Notes to Consolidated Financial Statements (Continued)

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

We will continue to actively monitor administrative and judicial court decisions and evaluate their impact, if any, on our legal assessment of the ultimate outcome of our disputes. In addition, we will continue to accrue interest related to this contingency until such time as the outcome is known or until evidence is presented that we are more likely than not to prevail. During the years ended December 31, 2024, 2023 and 2022, we accrued additional interest as a charge to current income tax expense of $0.6 million, $0.9 million and $1.5 million, respectively. Our accrual through December 31, 2024, including tax, penalties and interest, is $17.8 million (at December 31, 2024 exchange rates, reported in "Other non-current liabilities").

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

12. Earnings per Share

Total outstanding shares as of December 31, 2024, 2023, and 2022 were 92.9 million, 94.9 million and 94.3 million, respectively. Under our stock repurchase authorization, for the years ended December 31, 2024 and 2022 there were 2.9 million and 2.7 million shares repurchased and retired, respectively. For the year ended December 31, 2023, we did not repurchase any shares. For the years ended December 31, 2024, 2023, and 2022, we acquired 0.4 million, 0.3 million and 0.3 million shares, respectively, related to tax withholding in connection with stock-based compensation.

The calculation of basic earnings per share of common stock is based on the weighted-average number of shares of common stock outstanding in the year, or period, over which they were outstanding. Except when the impact would be anti-dilutive, our calculation of diluted earnings per share of common stock assumes that the number of shares of common stock outstanding is increased by shares that would be issued upon exercise of those stock awards for which the average market price for the period exceeds the exercise price less the shares that could have been purchased by the Company with the related proceeds, including compensation expense measured but not yet recognized.

Our weighted-average shares outstanding for the years ended December 31, 2024, 2023, and 2022 were as follows:

	Year Ended December 31,
(in millions)	2024	2023	2022
Weighted-average number of shares of common stock outstanding - basic	95.6	95.3	95.3
Effect of dilutive securities:
Restricted stock units	—	—	—
Weighted-average shares and assumed conversions - diluted(1)	95.6	95.3	95.3
(1)
Due to the net loss during the twelve months ended December 31, 2024, 2023 and 2022, diluted earnings per share are the same as basic earnings per share.

Awards of potentially dilutive shares of common stock, which have exercise prices that were higher than the average market price during the period, are not included in the computation of dilutive earnings per share as their effect would have been anti-dilutive. For the years ended December 31, 2024, 2023, and 2022, the number of anti-dilutive shares were approximately 10.1 million, 9.9 million and 9.8 million, respectively.

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

Forward currency contracts are used to hedge foreign denominated inventory purchases for Europe, Australia, Canada, Japan and New Zealand, and are designated as cash flow hedges. Unrealized gains and losses on these contracts are deferred in AOCI until the contracts are settled and the underlying hedged transactions relating to inventory purchases are recognized, at which time the deferred gains or losses will be reported in the "Cost of products sold" line in the Consolidated Statements of Income. As of December 31, 2024 and 2023, we had cash flow foreign exchange contracts outstanding with a U.S. dollar equivalent notional value of $76.9 million and $80.2 million, respectively, which were designated as hedges.

Forward currency contracts used to hedge foreign denominated intercompany loans are not designated as hedging instruments. Gains and losses on these derivative instruments are recognized within "Other expense (income), net" in the Consolidated Statements of Income and are largely offset by the change in the current translated value of the hedged item. The periods of the forward foreign exchange contracts correspond to the periods of the hedged transactions, with some relating to intercompany loans which extend beyond December 2025. As of December 31, 2024 and 2023, we had foreign exchange contracts outstanding with a U.S. dollar equivalent notional value of $73.6 million and $102.3 million, respectively, which were not designated as hedges.

The following table summarizes the fair value of our derivative financial instruments as of December 31, 2024 and 2023:

	Fair Value of Derivative Instruments
	Derivative Assets			Derivative Liabilities
(in millions)	Balance Sheet Location	December 31, 2024	December 31, 2023	Balance Sheet Location	December 31, 2024	December 31, 2023
Derivatives designated as hedging instruments:
Foreign exchange contracts	Other current assets	$4.0	$0.3	Other current liabilities	$—	$1.6
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current assets	0.3	1.0	Other current liabilities	0.3	0.1
Foreign exchange contracts	Other non-current assets	9.0	3.2	Other non-current liabilities	9.0	3.2
Total derivatives		$13.3	$4.5		$9.3	$4.9

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The following tables summarize the pre-tax effect of the Company’s derivative financial instruments on the Consolidated Statements of Income for the years ended December 31, 2024, 2023, and 2022:

	The Effect of Derivative Instruments in Cash Flow Hedging Relationships on the Consolidated Financial Statements
	Amount of Gain (Loss) Recognized in AOCI (Effective Portion)			Location of (Gain) Loss Reclassified from AOCI to Income	Amount of (Gain) Loss Reclassified from AOCI to Income (Effective Portion)
(in millions)	2024	2023	2022		2024	2023	2022
Cash flow hedges:
Foreign exchange contracts	$5.1	$0.4	$9.8	Cost of products sold	$(1.3)	$(2.8)	$(14.0)

	The Effect of Derivatives Not Designated as Hedging Instruments on the Consolidated Financial Statements
	Location of (Gain) Loss Recognized in Income on Derivatives	Amount of (Gain) Loss Recognized in Income
(in millions)		2024	2023	2022
Foreign exchange contracts	Other (income) expense, net	$(4.5)	$0.1	$(3.7)

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

We have determined that our financial assets and liabilities described in "Note 13. Derivative Financial Instruments" are Level 2 in the fair value hierarchy. The following table sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2024 and 2023:

(in millions)	December 31, 2024	December 31, 2023
Assets:
Forward currency contracts	$13.3	$4.5
Liabilities:
Forward currency contracts	$9.3	$4.9

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

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The fair values of cash and cash equivalents, notes payable to banks, accounts receivable and accounts payable approximate carrying amounts due principally to their short maturities. The carrying amount of total debt was $839.7 million and $925.6 million, and the estimated fair value of total debt was $789.4 million and $870.9 million, each as of December 31, 2024 and 2023, respectively. The fair values are determined from quoted market prices, where available, and from using current interest rates based on credit ratings and the remaining terms of maturity.

Non-recurring Fair Value Measurements

On a non-recurring basis, we remeasure the fair value of the goodwill of our reporting units and of our trade name indefinite-lived intangibles if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. The fair value of our reporting units and trade names are considered Level 3 measurements. Level 3 measurements require significant unobservable inputs that are reflected in our assumptions. See "Note 9. Goodwill and Identifiable Intangible Assets" for more information.

15. Accumulated Other Comprehensive Income (Loss)

AOCI is defined as net income (loss) and other changes in stockholders’ equity from transactions and other events from sources other than stockholders. The components of, and changes in, AOCI were as follows:

(in millions)	Derivative Financial Instruments	Foreign Currency Adjustments	Unrecognized Pension and Other Post-retirement Benefit Costs	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2022	$1.1	$(380.1)	$(161.3)	$(540.3)
Other comprehensive income (loss) before reclassifications, net of tax	0.2	30.3	(20.0)	10.5
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(2.0)	—	5.5	3.5
Balance at December 31, 2023	$(0.7)	$(349.8)	$(175.8)	$(526.3)
Other comprehensive income (loss) before reclassifications, net of tax	3.6	(66.1)	9.1	(53.4)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(0.8)	—	8.4	7.6
Balance at December 31, 2024	$2.1	$(415.9)	$(158.3)	$(572.1)

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The reclassifications out of AOCI for the years ended December 31, 2024, 2023, and 2022 were as follows:

	Year ended December 31,
(in millions)	2024	2023	2022

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)			Location on Income Statement
Gain (loss) on cash flow hedges:
Foreign exchange contracts	$1.3	$2.8	$14.0	Cost of products sold
Tax benefit	(0.5)	(0.8)	(4.1)	Income tax expense
Net of tax	$0.8	$2.0	$9.9
Defined benefit plan items:
Amortization of net actuarial loss(1)	$(11.1)	$(5.9)	$(8.2)
Amortization of prior service cost(1)	(0.3)	(0.3)	(0.3)
Total before tax	(11.4)	(6.2)	(8.5)
Tax benefit	3.0	0.7	1.6	Income tax expense
Net of tax	$(8.4)	$(5.5)	$(6.9)

Total reclassifications for the period, net of tax	$(7.6)	$(3.5)	$3.0

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

As of December 31, 2023, there was $2.9 million of unearned revenue associated with outstanding service or extended maintenance agreements ("EMAs"), primarily reported in "Other current liabilities." During the year ended December 31, 2024, $2.5 million of the unearned revenue was earned and recognized. As of December 31, 2024, the amount of unearned revenue from EMAs was $2.9 million. We expect to earn and recognize approximately $2.4 million of the unearned amount in the next 12 months and $0.5 million in periods beyond the next 12 months.

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The following tables present our net sales disaggregated by regional geography(1), based upon our operating segments for the years ended December 31, 2024, 2023, and 2022, and our net sales disaggregated by the timing of revenue recognition for the years ended December 31, 2024, 2023, and 2022:

(in millions)	2024	2023	2022
United States	$719.7	$796.2	$894.1
Canada	88.0	95.0	108.8
Latin America	192.2	244.5	197.5
ACCO Brands Americas	999.9	1,135.7	1,200.4

EMEA(1)	521.8	547.2	580.3
Australia/N.Z.	112.3	118.5	125.6
Asia	32.2	31.4	41.3
ACCO Brands International	666.3	697.1	747.2
Net sales(2)	$1,666.2	$1,832.8	$1,947.6

(1)
ACCO Brands EMEA is comprised largely of Europe, but also includes export sales to the Middle East and Africa.
(2)
Net sales are attributed to geographic areas based on the location of the selling subsidiaries.

(in millions)	2024	2023	2022
Product and services transferred at a point in time	$1,629.7	$1,794.1	$1,899.5
Product and services transferred over time	36.5	38.7	48.1
Net sales	$1,666.2	$1,832.8	$1,947.6

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

17. Information on Operating Segments

Effective January 1, 2024, the Company reorganized into two operating segments, the Americas and International. The Americas includes the U.S., Canada, Brazil, Mexico and Chile, and International includes EMEA, Australia, New Zealand and Asia. Prior period results have been reclassified to reflect this change in our operating segments.

The new organization structure aligns with how our Chief Operating Decision Maker ("CODM"), Thomas W. Tedford, President and Chief Executive Officer, analyzes and evaluates the Company's performance. The CODM reviews discrete financial results at the operating segment level to assess performance and allocate resources. This includes net revenue, gross margins, operating income, restructuring expense, components of working capital investments, and other ratio performance metrics. The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.

The Company's two operating segments are as follows:

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

Each operating segment designs, markets, sources, manufactures and sells recognized consumer, technology and business branded products used in schools, homes and at work. Product designs are tailored to end-user preferences in each geographic region, and where possible, leverage common engineering, design and sourcing.

Customers

We distribute our products through a wide variety of channels to ensure that our products are readily and conveniently available for purchase by consumers and other end-users, wherever they prefer to shop. These channels include mass retailers, e-tailers, discount, drug/grocery and variety chains, warehouse clubs, hardware and specialty stores, independent office product dealers, office superstores, wholesalers, contract stationers and specialist technology businesses. We also sell directly through e-commerce sites and our direct sales organization.

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The operating results regularly provided to the CODM for our operating segments for the years ended December 31, 2024, 2023 and 2022 were as follows:

	Twelve Months Ended December 31, 2024
	ACCO Brands Americas	ACCO Brands International	Total
Net sales	$999.9	$666.3	$1,666.2
Cost of products sold	666.0	444.8	1,110.8
Gross profit	333.9	221.5	555.4

Sales and marketing expenses(1)	115.2	91.5	206.7
Administrative expenses(2)	64.9	51.9	116.8
Restructuring	6.5	6.9	13.4
Impairment of goodwill and intangible assets	165.2	—	165.2
All other(3)	27.6	17.1	44.7
Segment operating (loss) income	(45.5)	54.1	8.6
Corporate expense			45.6
Total consolidated operating loss			(37.0)
Interest expense (income), net			45.1
Non-operating pension expense			6.1
Other (income) expense, net			(0.9)
Loss before income tax			$(87.3)

	Twelve Months Ended December 31, 2023
	ACCO Brands Americas	ACCO Brands International	Total
Net Sales	$1,135.7	$697.1	$1,832.8
Cost of products sold	761.7	472.8	1,234.5
Gross profit	374.0	224.3	598.3

Sales and marketing expenses(1)	123.7	94.2	217.9
Administrative expenses(2)	75.2	52.3	127.5
Restructuring	16.7	9.9	26.6
Impairment of goodwill and intangible assets	89.5	—	89.5
All other(3)	25.0	18.3	43.3
Segment operating income	43.9	49.6	93.5
Corporate expense			48.8
Total consolidated operating income			44.7
Interest expense (income), net			51.5
Non-operating pension expense			1.8
Other expense (income), net			4.5
Loss before income tax			$(13.1)

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

	Twelve Months Ended December 31, 2022
	ACCO Brands Americas	ACCO Brands International	Total
Net Sales	$1,200.4	$747.2	$1,947.6
Cost of products sold	845.9	549.4	1,395.3
Gross profit	354.5	197.8	552.3

Sales and marketing expenses(1)	132.0	90.1	222.1
Administrative expenses(2)	64.2	49.4	113.6
Restructuring	6.0	3.4	9.4
Impairment of goodwill and intangible assets	98.7	—	98.7
All other(3)	24.9	16.3	41.2
Segment operating income	28.7	38.6	67.3
Corporate expense			32.5
Total consolidated operating income			34.8
Interest expense (income), net			37.3
Non-operating pension income			(4.5)
Other (income) expense, net			(12.9)
Income before income tax			$14.9

(1)
Sales and Marketing consists primarily of advertising, marketing, selling, customer service expenses and research and development.
(2)
Admin expense consists primarily of executive, finance, information technology and human resources expenses.
(3)
All other expense primarily consists of amortization and, for 2022, changes in the fair value of contingent earnout.

The following table presents the measure of operating segment assets used by the Company’s CODM as of December 31, 2024 and 2023:

(in millions)	2024	2023
ACCO Brands Americas	$418.0	$533.5
ACCO Brands International	201.3	224.7
Total segment assets(4)	619.3	758.2
Goodwill	446.4	590.0
Identifiable intangibles, net	709.6	815.7
Property, plant and equipment, net	137.5	170.1
Unallocated assets(5)	315.6	310.8
Total assets	$2,228.4	$2,644.8

(4)
Segment assets represent assets that are regularly provided to the CODM and consist of accounts receivable less allowances and inventory.
(5)
Unallocated assets consist primarily of cash, deferred taxes, derivatives, prepaid pension assets, prepaid debt issuance costs and right of use asset, leases.

Capital spend by operating segment for the years ended December 31, 2024, 2023 and 2022 was as follows:

(in millions)	2024	2023	2022
ACCO Brands Americas	$10.2	$7.7	$11.7
ACCO Brands International	6.8	7.6	6.0
Total capital spend	$17.0	$15.3	$17.7

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Depreciation expense by operating segment for the years ended December 31, 2024, 2023 and 2022 was as follows:

(in millions)	2024	2023	2022
ACCO Brands Americas	$19.2	$20.4	$23.8
ACCO Brands International	9.2	12.3	14.1
Total depreciation	$28.4	$32.7	$37.9

Property, plant and equipment, net by operating segment as of December 31, 2024 and 2023 was as follows:

(in millions)	2024	2023
U.S.	$51.1	$68.2
Canada	0.9	1.5
Latin America	22.7	29.1
ACCO Brands Americas	74.7	98.8

ACCO Brands EMEA	53.5	60.9
Australia/N.Z.	8.7	9.5
Asia-Pacific	0.6	0.9
ACCO Brands International	62.8	71.3
Property, plant and equipment, net	$137.5	$170.1

Top Customers

Net sales to our five largest customers totaled $532.9 million, $609.0 million and $663.3 million for the years ended December 31, 2024, 2023 and 2022, respectively. No customer exceeded 10 percent of net sales for the years ended December 31, 2024, 2023 and 2022.

As of December 31, 2024 and 2023, our top five trade accounts receivable totaled $116.3 million and $138.1 million, respectively.

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

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

ACCO Brazil filed legal actions requesting recovery of these excess tax payments by way of future Tax Credits covering various time periods prior to March 15, 2017. All of these cases have been finally decided in a court of law in favor of ACCO Brazil. In the first quarter of 2024, ACCO Brazil completed the necessary administrative steps which allowed it to benefit from additional Tax Credits. As of December 31, 2024, 2023 and 2022 we record a gain of $1.9 million, $1.3 million and $11.1 million, respectively, which is included in "Other (income) expense, net," on our Consolidated Statements of Loss. The Tax Credits will be utilized against future tax obligations.

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

In September of 2021, the Supreme Court of Brazil issued its final ruling in a leading case which provides that corporate income tax (“IRPJ”) and social contribution on net income (“CSLL”) should not be levied on the Special System of Clearance and Custody (“SELIC”) interest rate received by taxpayers on the refund of overpaid taxes as in our Tax Credits. During the twelve months ended December 31, 2024, ACCO Brazil filed legal actions requesting recovery of these excess tax payments and completed the necessary administrative steps which allowed it to record an income tax benefit of $2.6 million.

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

Unconditional Purchase Commitments

Future minimum payments under unconditional purchase commitments, primarily for inventory purchase commitments as of December 31, 2024 were as follows:

(in millions)
2025	$113.3
2026	4.2
2027	1.3
2028 and thereafter	—
Total unconditional purchase commitments	$118.8

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

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation under the supervision of our Chief Executive Officer and Chief Financial Officer, and with the participation of our Disclosure Committee, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2024.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8. of this report.

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2024, no director or officer of the Company who is required to file reports under Section 16 of the Exchange Act informed us that he or she adopted, materially modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required under this Item with respect to the executive officers of the Company is incorporated by reference to "Item 1. Business" of this Form 10-K. Except as provided below, all other information required by this Item is contained in the Company’s 2025 Definitive Proxy Statement, which is expected to be filed with the SEC prior to April 4, 2025, and is incorporated herein by reference.

Code of Conduct

The Company maintains a code of conduct as required by the listing standards of the New York Stock Exchange ("NYSE") and rules of the SEC. This code applies to all of the Company’s directors, officers and employees. The code of conduct is published and available at the Governance section of the Company’s internet website at www.accobrands.com. The Company will post on its website any amendments to, or waivers from, our code of conduct applicable to any of its directors or executive officers. The foregoing information will be available in print to any stockholder who requests such information from ACCO Brands Corporation, Four Corporate Drive, Lake Zurich, IL 60047, Attn: Office of the General Counsel.

Insider Trading

The Company maintains Insider Trading Compliance Policy and Procedures governing the purchase, sale and other dispositions of its securities by directors, officers and employees that is reasonably designed to promote compliance with insider trading laws, rules and regulations and NYSE listing standards. The Insider Trading Compliance Policy and Procedures is filed as Exhibit 19 to this Annual Report Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Information required under this Item is contained in the Company’s 2025 Definitive Proxy Statement, which is expected to be filed with the SEC prior to April 4, 2025, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table gives information, as of December 31, 2024, about our common stock that may be issued upon the exercise of options and other equity awards under all compensation plans under which equity securities are reserved for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	5,711,296	$8.94	3,492,290	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	5,711,296	$8.94	3,492,290	(1)

(1)
These are shares available for grant as of December 31, 2024 under the 2022 ACCO Brands Corporation Incentive Plan, as amended (the "Plan"), pursuant to which the Compensation and Human Capital Committee of the Board of Directors or the Board of Directors may make various stock-based awards, including grants of stock options, stock-settled appreciation rights, restricted stock, restricted stock units and performance stock units. In addition to these shares, shares covered by outstanding awards under the Plan that were forfeited or otherwise terminated may become available for grant under the Plan and, to the extent such shares have become available as of December 31, 2024, they are included in the table as available for grant.

Other information required under this Item is contained in the Company’s 2025 Definitive Proxy Statement, which is expected to be filed with the SEC prior to April 4, 2025, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required under this Item is contained in the Company’s 2025 Definitive Proxy Statement, which is expected to be filed with the SEC prior to April 4, 2025, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required under this Item is contained in the Company’s 2025 Definitive Proxy Statement, which is expected to be filed with the SEC prior to April 4, 2025, and is incorporated herein by reference.

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
All Financial Statements

The following consolidated financial statements of the Company and its subsidiaries are filed as part of this report under Part II, Item 8. - Financial Statements and Supplementary Data:

ii.
Financial Statement Schedule:

Schedule II - Valuation and Qualifying Accounts and Reserves for each of the years ended December 31, 2024, 2023 and 2022.

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

10.7

Sixth Amendment to Third Amended and Restated Credit Agreement, dated as of November 7, 2022, among the Company, certain subsidiaries of the Company, Bank of America, N.A., as administrative agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 7, 2022 (File No. 001-08454))

10.8

Seventh Amendment to Third Amended and Restated Credit Agreement, dated as of October 30, 2024, among the Company, certain subsidiaries of the Company, Bank of America, N.A., as administrative agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 31, 2024 (File No. 001-08454))

Executive Compensation Plans and Management Contracts

10.9	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to ACCO Brands Corporation's Current Report on Form 8-K filed with the SEC on December 24, 2008 (File No. 001-08454))

10.10

Amended and Restated ACCO Brands Deferred Compensation Plan for Non-Employee Directors, effective December 14, 2009 (incorporated by reference to Exhibit 10.41 to ACCO Brands Corporation's Annual Report on Form 10-K filed with the SEC on February 26, 2010 (File No. 001-089454))

10.11

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

10.16

Second Amendment of 2011 Amended and Restated ACCO Brands Corporation Incentive Plan (incorporated by reference to Exhibit 10.4 to ACCO Brands Corporation's Quarterly Report on Form 10-Q filed with the SEC on April 30, 2014 (File No. 001-08454))

10.17

ACCO Brands Corporation Incentive Plan, which is an amendment and restatement of the Amended and Restated ACCO Brands Corporation 2011 Incentive Plan, as amended (incorporated by reference to Exhibit 4.4 to ACCO Brands Corporation's Registration Statement on Form S-8 filed with the SEC on May 12, 2015 (File No. 001-08454))

10.18

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

10.22

ACCO Brands Corporation Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.26 to ACCO Brands Corporation's Annual Report on Form 10-K filed with the SEC on February 27, 2019 (File No. 001-09454))

10.23	2019 ACCO Brands Corporation Incentive Plan (incorporated by reference to Exhibit 99 to the Company’s Registration Statement on Form S-8 filed with the SEC on May 21, 2019)

10.24

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

10.31

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

10.33

Form of Special Performance Stock Unit Award Agreement under the 2019 ACCO Brands Corporation Incentive Plan (incorporated by reference to Exhibit 10.3 to ACCO Brands Corporation's Quarterly Report on Form 10-Q filed with the SEC on July 30, 2021 (File No. 001-08454))

10.34

Offer Letter dated as of February 17, 2022 between ACCO Brands Corporation and Deborah A. O'Connor (incorporated by reference to Exhibit 10.33 to ACCO Brands Corporation's Annual Report on Form 10-K filed with the SEC on February 24, 2023 (File No. 001-08454))

10.35	2022 ACCO Brands Corporation Incentive Plan (incorporated by reference to Exhibit 99 to the Company’s Registration Statement on Form S-8 filed with the SEC on May 17, 2022)

10.36

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

10.40	First Amendment to 2022 ACCO Brands Corporation Incentive Plan (incorporated by reference to Exhibit 10.1 to ACCO Brands Corporation’s Form 8-K filed with the SEC on May 19, 2023 (File No. 001-08454))

10.41

Employment Contract, dated January 29, 2024, between Mr. Cezary Monko and Esselte Polska Sp. z o o. (incorporated by reference to Exhibit 10.1 to ACCO Brands Corporation’s Form 8-K filed with the SEC on January 30, 2024 (File No. 001-08454))

Other Exhibits

19

ACCO Brands Corporation Insider Trading Compliance Policy and Procedures (incorporated by reference to Exhibit 19 to ACCO Brands Corporation's Annual Report on Form 10-K filed with the SEC on February 24, 2023 (File No. 001-08454))

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

97

ACCO Brands Corporation Recoupment or Forfeiture of Incentive Payments Policy (incorporated by reference to Exhibit 97 to ACCO Brands Corporation's Annual Report on Form 10-K filed with the SEC on February 24, 2023 (File No. 001-08454))

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
President and Chief Executive Officer, Director (principal executive officer)

By:	/s/ Deborah A. O'Connor
Deborah A. O'Connor
Executive Vice President and Chief Financial Officer (principal financial officer)

By:	/s/ James M. Dudek, Jr.
James M. Dudek, Jr.
Senior Vice President, Corporate Controller and Chief Accounting Officer (principal accounting officer)

February 21, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas W. Tedford	President and Chief Executive Officer, Director (principal executive officer)	February 21, 2025
Thomas W. Tedford

/s/ Deborah A. O'Connor	Executive Vice President and Chief Financial Officer (principal financial officer)	February 21, 2025
Deborah A. O'Connor

/s/ James M. Dudek, Jr.	Senior Vice President, Corporate Controller and Chief Accounting Officer (principal accounting officer)	February 21, 2025
James M. Dudek, Jr.

/s/ Joseph B. Burton*	Director	February 21, 2025
Joseph B. Burton

/s/ Kathleen S. Dvorak*	Director	February 21, 2025
Kathleen S. Dvorak

/s/ Pradeep Jotwani*	Director	February 21, 2025
Pradeep Jotwani

Signature	Title	Date

/s/ Robert J. Keller*	Director	February 21, 2025
Robert J. Keller

/s/ Ron Lombardi*	Director	February 21, 2025
Ron Lombardi

/s/ Graciela Monteagudo*	Director	February 21, 2025
Graciela Monteagudo

/s/ E. Mark Rajkowski*	Director	February 21, 2025
E. Mark Rajkowski

/s/ Elizabeth A. Simermeyer*	Director	February 21, 2025
Elizabeth A. Simermeyer

/s/ Deborah A. O'Connor
* Deborah A. O'Connor as Attorney-in-Fact

ACCO Brands Corporation

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

SCHEDULE II

Allowances for Doubtful Accounts

Changes in the allowances for doubtful accounts were as follows:

	Year Ended December 31,
(in millions)	2024	2023	2022
Balance at beginning of year	$9.3	$9.1	$10.0
Additions charged to expense	0.7	1.3	0.5
Deductions - write offs	(2.2)	(1.6)	(1.5)
Foreign exchange changes	(1.1)	0.5	0.1
Balance at end of year	$6.7	$9.3	$9.1

Allowances for Sales Discounts and Other Credits

Changes in the allowances for sales discounts and returns were as follows:

	Year Ended December 31,
(in millions)	2024	2023	2022
Balance at beginning of year	$11.6	$15.6	$15.2
Additions charged to expense	5.2	8.1	15.7
Deductions	(8.8)	(11.8)	(13.8)
Foreign exchange changes	(0.1)	(0.3)	(1.5)
Balance at end of year	$7.9	$11.6	$15.6

Allowances for Cash Discounts

Changes in the allowances for cash discounts were as follows:

	Year Ended December 31,
(in millions)	2024	2023	2022
Balance at beginning of year	$2.0	$1.9	$2.4
Additions charged to expense	18.4	20.7	22.9
Deductions - discounts taken	(18.7)	(20.7)	(23.3)
Foreign exchange changes	(0.1)	0.1	(0.1)
Balance at end of year	$1.6	$2.0	$1.9

ACCO Brands Corporation

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

SCHEDULE II (Continued)

Warranty Reserves

Changes in the reserve for warranty claims were as follows:

	Year Ended December 31,
(in millions)	2024	2023	2022
Balance at beginning of year	$6.0	$6.4	$5.7
Provision for warranties issued	2.8	3.8	5.3
Deductions - settlements made (in cash or in kind)	(3.6)	(4.5)	(4.3)
Foreign exchange changes	(0.3)	0.3	(0.3)
Balance at end of year	$4.9	$6.0	$6.4

Income Tax Valuation Allowance

Changes in the deferred tax valuation allowances were as follows:

	Year Ended December 31,
(in millions)	2024	2023	2022
Balance at beginning of year	$59.2	$51.9	$52.4
Net increase to valuation allowance - expense	2.4	5.4	3.2
Foreign exchange changes	(1.3)	1.9	(3.7)
Balance at end of year	$60.3	$59.2	$51.9

Valuation and qualifying accounts and reserves fluctuate with company operating performance.

See accompanying report of independent registered public accounting firm.