Form 10-Q
period 2025-03-31
ACCO BRANDS Corp
filed 2025-05-02
CIK 712034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2025

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

As of April 24, 2025, the registrant had outstanding 90,099,055 shares of Common Stock.

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

Some of the factors that could affect our results or cause our plans, actions and results to differ materially from those expressed in the forward-looking statements contained in this Quarterly Report on Form 10-Q are detailed in "Part I, Item 1. Business" and "Part I, Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2024, as well as in "Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations" and "Part II, Item 1A. Risk Factors" of this Quarterly Report on Form 10Q and from time to time in our other Securities and Exchange Commission (the "SEC") filings.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACCO Brands Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2025	December 31, 2024
(in millions)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$134.6	$74.1
Accounts receivable, net	246.4	348.9
Inventories	314.7	270.4
Other current assets	47.0	38.1
Total current assets	742.7	731.5
Total property, plant and equipment	503.7	505.5
Less: accumulated depreciation	(364.5)	(368.0)
Property, plant and equipment, net	139.2	137.5
Right of use asset, leases	84.4	81.0
Deferred income taxes	92.3	89.3
Goodwill	468.7	446.4
Identifiable intangibles, net	713.6	709.6
Other non-current assets	27.7	33.1
Total assets	$2,268.6	$2,228.4
Liabilities and Stockholders' Equity
Current liabilities:
Notes payable	$8.7	$10.5
Current portion of long-term debt	25.2	40.8
Accounts payable	173.7	167.3
Accrued compensation	29.9	43.2
Accrued customer program liabilities	54.6	78.5
Lease liabilities	22.5	21.5
Other current liabilities	106.8	128.5
Total current liabilities	421.4	490.3
Long-term debt, net	897.8	783.3
Long-term lease liabilities	69.1	66.9
Deferred income taxes	110.6	111.9
Pension and post-retirement benefit obligations	118.2	117.2
Other non-current liabilities	45.4	52.7
Total liabilities	1,662.5	1,622.3
Stockholders' equity:
Common stock	1.0	1.0
Treasury stock	(47.8)	(47.0)
Paid-in capital	1,905.5	1,911.8
Accumulated other comprehensive loss	(544.1)	(572.1)
Accumulated deficit	(708.5)	(687.6)
Total stockholders' equity	606.1	606.1
Total liabilities and stockholders' equity	$2,268.6	$2,228.4

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries

Consolidated Statements of Loss

(Unaudited)

	Three Months Ended March 31,
(in millions, except per share data)	2025	2024
Net sales	$317.4	$358.9
Cost of products sold	217.8	248.5
Gross profit	99.6	110.4
Operating costs and expenses:
Selling, general and administrative expenses	92.7	94.2
Amortization of intangibles	11.3	10.6
Restructuring	2.3	(0.3)
Total operating costs and expenses	106.3	104.5
Operating (loss) income	(6.7)	5.9
Non-operating expense (income):
Interest expense	10.8	13.3
Interest income	(1.9)	(1.9)
Non-operating pension expense	0.5	0.4
Other expense (income), net	0.4	(0.6)
Loss before income tax	(16.5)	(5.3)
Income tax (benefit) expense	(3.3)	1.0
Net loss	$(13.2)	$(6.3)

Per share:
Basic loss per share	$(0.14)	$(0.07)
Diluted loss per share	$(0.14)	$(0.07)

Weighted average number of shares outstanding:
Basic	93.3	95.7
Diluted	93.3	95.7

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended March 31,
(in millions)	2025	2024
Net loss	$(13.2)	$(6.3)
Other comprehensive income (loss) net of tax:
Unrealized (loss) gain on derivative instruments, net of tax benefit (expense) of $0.7 and $(0.2), respectively	(1.9)	0.5
Foreign currency translation adjustments, net of tax expense of $(0.4) and zero, respectively	31.4	(21.2)
Recognition of deferred pension and other post-retirement items, net of tax benefit (expense) of $0.7 and $(0.7), respectively	(1.5)	2.4
Other comprehensive income (loss) net of tax:	28.0	(18.3)

Comprehensive income (loss)	$14.8	$(24.6)

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(in millions)	2025	2024
Operating activities
Net loss	$(13.2)	$(6.3)
Depreciation	6.7	7.4
Amortization of debt issuance costs	0.5	0.7
Amortization of intangibles	11.3	10.6
Stock-based compensation	7.8	5.1
Changes in operating assets and liabilities:
Accounts receivable	107.0	153.8
Inventories	(35.9)	(26.5)
Other assets	(4.8)	(18.6)
Accounts payable	1.8	(12.7)
Accrued expenses and other liabilities	(69.7)	(76.2)
Accrued income taxes	(6.0)	(9.1)
Net cash provided by operating activities	5.5	28.2
Investing activities
Additions to property, plant and equipment	(2.2)	(2.3)
Cost of acquisitions, net of cash acquired	(10.1)	—
Net cash used by investing activities	(12.3)	(2.3)
Financing activities
Proceeds from long-term borrowings	106.3	61.4
Repayments of long-term debt	(17.5)	(18.9)
Borrowings (repayments) of notes payable, net	(2.2)	(0.2)
Dividends paid	(6.8)	(7.2)
Repurchases of common stock	(15.0)	—
Payments related to tax withholding for stock-based compensation	(0.8)	(1.9)
Net cash provided by financing activities	64.0	33.2
Effect of foreign exchange rate changes on cash and cash equivalents	3.3	(0.9)
Net increase in cash and cash equivalents	60.5	58.2
Cash and cash equivalents
Beginning of the period	$74.1	$66.4
End of the period	$134.6	$124.6
Cash paid during the year for:
Interest	$15.9	$17.8
Income taxes	$2.7	$10.1

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries

Consolidated Statement of Stockholders' Equity

(Unaudited)

						Accumulated Other
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Accumulated
(in millions)	Shares	Value	Capital	Shares	Value	Income (Loss)	Deficit	Total
Balance at December 31, 2024	98.1	$1.0	$1,911.8	5.3	$(47.0)	$(572.1)	$(687.6)	$606.1
Net loss	—	—	—	—	—	—	(13.2)	(13.2)
Loss on derivative financial instruments, net of tax	—	—	—	—	—	(1.9)	—	(1.9)
Translation impact, net of tax	—	—	—	—	—	31.4	—	31.4
Pension and post-retirement adjustment, net of tax	—	—	—	—	—	(1.5)	—	(1.5)
Common stock repurchases	(3.2)	—	(15.0)	—	—	—	—	(15.0)
Stock-based compensation	—	—	8.7	—	—	—	(0.9)	7.8
Common stock issued, net of shares withheld for employee taxes	0.6	—	—	0.1	(0.8)	—	—	(0.8)
Dividends declared $0.075 per share	—	—	—	—	—	—	(6.8)	(6.8)
Balance at March 31, 2025	95.5	$1.0	$1,905.5	5.4	$(47.8)	$(544.1)	$(708.5)	$606.1

						Accumulated Other
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Accumulated
(in millions)	Shares	Value	Capital	Shares	Value	Income (Loss)	Deficit	Total
Balance at December 31, 2023	99.8	$1.0	$1,913.4	4.9	$(45.1)	$(526.3)	$(556.0)	$787.0
Net loss	—	—	—	—	—	—	(6.3)	(6.3)
Gain on derivative financial instruments, net of tax	—	—	—	—	—	0.5	—	0.5
Translation impact, net of tax	—	—	—	—	—	(21.2)	—	(21.2)
Pension and post-retirement adjustment, net of tax	—	—	—	—	—	2.4	—	2.4
Stock-based compensation	—	—	5.4	—	—	—	(0.3)	5.1
Common stock issued, net of shares withheld for employee taxes	1.1	—	—	0.3	(1.9)	—	—	(1.9)
Dividends declared $0.075 per share	—	—	—	—	—	—	(7.2)	(7.2)
Other	—	—	—	—	—	—	0.1	0.1
Balance at March 31, 2024	100.9	$1.0	$1,918.8	5.2	$(47.0)	$(544.6)	$(569.7)	$758.5

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

As used in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, the terms "ACCO Brands," "ACCO," the "Company," "we," "us," and "our" refer to ACCO Brands Corporation and its consolidated subsidiaries.

The management of ACCO Brands Corporation is responsible for the accuracy and internal consistency of the preparation of the condensed consolidated financial statements and notes contained in this Quarterly Report on Form 10-Q.

The condensed consolidated interim financial statements have been prepared pursuant to the rules and regulations of the SEC. Although the Company believes the disclosures are adequate to make the information presented not misleading, certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the U.S. ("GAAP") have been condensed or omitted pursuant to those rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

The Condensed Consolidated Balance Sheet as of March 31, 2025 and the related Consolidated Statements of Loss, Consolidated Statements of Comprehensive Income (Loss), and Consolidated Statements of Stockholders' Equity for the three months ended March 31, 2025 and 2024, and the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024 are unaudited. The December 31, 2024 Condensed Consolidated Balance Sheet data was derived from audited financial statements but does not include all annual disclosures required by GAAP. The financial statements included herein were prepared by management and reflect all adjustments (consisting solely of normal recurring items unless otherwise noted) which are, in the opinion of management, necessary for the fair presentation of the results of operations and cash flows for the interim periods ended March 31, 2025 and 2024, and the financial position of the Company as of March 31, 2025. Interim results may not be indicative of results for a full year.

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

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

There were no other recently issued accounting standards that are expected to have a material effect on the Company’s financial condition, results of operations or cash flow.

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

There were no accounting standards that were adopted in the first three months of 2025 that had a material effect on the Company’s financial condition, results of operations or cash flow.

3. Acquisitions

Buro Acquisition

On February 28, 2025, we completed the acquisition ("the Buro Acquisition") of the business of Buro Seating Limited Partnership ("Buro"). Buro is a wholesaler of ergonomic seating in Australia and New Zealand and is included in the Company’s International operating segment. The Buro Acquisition extends our presence in Australia and New Zealand into a new product category. The purchase price paid at closing was AU$16.2 million (US$10.1 million, based on February 28, 2025 exchange rates). A portion of the purchase price (AU$2.2 million or $1.3 million based on February 28, 2025 exchange rates) is being held in an escrow account for a period of up to 2 years after closing in the event of any claims against the seller under the purchase agreement. The fair value of assets acquired and liabilities assumed are subject to finalization and are expected to be completed within one year from acquisition date. The Buro Acquisition was accounted for as a purchase combination and Buro's results are included in the Company's condensed consolidated financial statements as of February 28, 2025.

Pro forma financial information is not presented due to immateriality.

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

4. Long-term Debt and Short-term Borrowings

Notes payable and long-term debt, listed in order of the priority of security interests in assets of the Company, consisted of the following as of March 31, 2025 and December 31, 2024:

(in millions)	March 31, 2025	December 31, 2024
Euro Senior Secured Term Loan A, due October 2029 (floating interest rate of 4.11% at March 31, 2025 and 4.68% at December 31, 2024)	$131.4	$127.9
Euro Dollar Senior Secured Revolving Credit Facility, due October 2029 (floating interest rate of 4.11% at March 31, 2025 and 4.68% at December 31, 2024)	107.2	59.1
U.S. Dollar Senior Secured Revolving Credit Facility, due October 2029 (floating interest rate of 6.09% at March 31, 2025 and 6.47% at December 31, 2024)	68.5	34.4
Australian Dollar Senior Secured Revolving Credit Facility, due October 2029 (floating interest rate of 5.93% at March 31, 2025 and 6.44% at December 31, 2024)	45.7	32.8
Senior Unsecured Notes, due March 2029 (fixed interest rate of 4.25%)	575.0	575.0
Other borrowings	8.7	10.5
Total debt	936.5	839.7
Less:
Current portion	33.9	51.3
Debt issuance costs, unamortized	4.8	5.1
Long-term debt, net	$897.8	$783.3

Credit Agreement

The Company is party to a Third Amended and Restated Credit Agreement, dated as of January 27, 2017, among the Company, certain subsidiaries of the Company, Bank of America, N.A., as administrative agent, and the other agents and various lenders party thereto, which has been amended seven times between July 2018 and October 2024 (as amended, the "Credit Agreement"). The Credit Agreement currently provides for a senior secured credit facility, which consists of a €184.8 million (US$200.0 million based on October 30, 2024 exchange rates) term loan facility, and a US$467.5 million multi-currency revolving credit facility (the "Revolving Facility"). Prior to the seventh amendment which was effective October 30, 2024, the Credit Agreement provided for a senior secured credit facility, which consisted of a €300.0 million (US$320.8 million based on January 27, 2017, exchange rates) term loan facility, an AU$80.0 million (US$60.4 million based on January 27, 2017, exchange rates) term loan facility, a US$100.0 million term loan facility and a US$600.0 million multi-currency revolving credit facility.

The current financial covenants under the Credit Agreement are as follows:

•
Minimum Interest Coverage Ratio (as defined in the Credit Agreement) of 3.00:1.00; and
•
Maximum Consolidated Leverage Ratio financial covenant for all first and second fiscal quarters is 4.50x dropping to 4.00x for all third and fourth quarters.

The current pricing for borrowings under the Credit Agreement is as follows:

Consolidated Leverage Ratio	Applicable Rate on Euro/AUD/CDN Loans	Applicable Rate on Base Rate Loans	Undrawn Fee
> 4.25	2.25%	1.25%	0.375%
> 3.5	2.00%	1.00%	0.350%
> 2.5	1.75%	0.75%	0.300%
≤ 2.5	1.50%	0.50%	0.250%

As of March 31, 2025, the applicable rate on Euro, Australian and Canadian dollar loans was 1.75 percent and the applicable rate on Base Rate loans was 1.00 percent. Undrawn amounts under the Revolving Facility are subject to a commitment fee rate

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

of 0.25 percent to 0.375 percent per annum, depending on the Company's Consolidated Leverage Ratio. As of March 31, 2025, the commitment fee rate was 0.30 percent.

As of March 31, 2025, there were $221.4 million in borrowings outstanding under the Revolving Facility. The remaining amount available for borrowings was $235.9 million (allowing for $10.2 million of letters of credit outstanding on that date).

As of March 31, 2025, our Consolidated Leverage Ratio was approximately 3.65 to 1.00 versus our maximum covenant of 4.50 to 1.00.

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

The components of lease expense were as follows:

	Three months ended March 31,
(in millions)	2025	2024
Operating lease cost	$7.1	$7.4
Sublease income	(0.8)	(0.9)
Total lease cost	$6.3	$6.5

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Other information related to leases was as follows:

	Three Months Ended March 31,
(in millions, except lease term and discount rate)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7.4	$7.7
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$7.4	$8.7

Weighted average remaining lease term:
Operating leases	5.5 years

Weighted average discount rate:
Operating leases	5.3%

Future minimum lease payments, net of sublease income, for all non-cancelable leases as of March 31, 2025 were as follows:

(in millions)	Operating Leases
2025	$20.8
2026	23.2
2027	18.2
2028	15.1
2029	11.9
2030	10.3
Thereafter	9.1
Total minimum lease payments	108.6
Less imputed interest	17.0
Future minimum payments for leases, net of sublease rental income and imputed interest	$91.6

6. Pension and Other Retiree Benefits

The components of net periodic benefit (income) cost for pension and post-retirement plans for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
	Pension				Post-retirement
	U.S.		International
(in millions)	2025	2024	2025	2024	2025	2024
Service cost	$—	$—	$0.2	$0.2	$—	$—
Interest cost	1.9	1.9	4.5	4.6	—	—
Expected return on plan assets	(3.2)	(3.2)	(4.4)	(4.8)	—	—
Amortization of net loss (gain)	0.6	0.6	1.1	1.3	(0.1)	(0.1)
Net periodic benefit (income) cost (1)	$(0.7)	$(0.7)	$1.4	$1.3	$(0.1)	$(0.1)

(1)
The components of net periodic benefit (income) cost, other than service cost, are included in the line "Non-operating pension expense" in the Consolidated Statements of Loss.

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

We expect to contribute approximately $16.4 million to our defined benefit plans in 2025. For the three months ended March 31, 2025, we have contributed $5.2 million to these plans.

7. Stock-Based Compensation

The following table summarizes our stock-based compensation expense, including stock options, restricted stock units ("RSUs") and performance stock units ("PSUs"), for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
(in millions)	2025	2024
Stock option compensation expense	$0.1	$0.2
RSU compensation expense	3.4	3.6
PSU compensation expense	4.3	1.3
Total stock-based compensation expense	$7.8	$5.1

We generally recognize expense for stock-based awards ratably over the vesting period. During the first quarter of 2025, stock compensation grants were made consisting of 1,248,016 RSUs and 1,135,000 PSUs.

The following table summarizes our unrecognized compensation expense and the weighted-average period over which the expense will be recognized as of March 31, 2025:

	March 31, 2025
(in millions, except weighted average years)	Unrecognized Compensation Expense	Weighted Average Years Expense To Be Recognized Over
Stock options	—	0.1
RSUs	$9.6	2.4
PSUs	$7.8	1.7

8. Inventories

The components of inventories were as follows:

(in millions)	March 31, 2025	December 31, 2024
Raw materials	$48.9	$35.9
Work in process	4.1	3.3
Finished goods	261.7	231.2
Total inventories	$314.7	$270.4

9. Goodwill and Identifiable Intangible Assets

Goodwill

We test goodwill for impairment at least annually as of our measurement date of May 31st and on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. We did not identify a triggering event during the three months ended March 31, 2025 that would indicate it is more likely than not that an impairment loss has been incurred.

Estimating the fair value of each reporting unit requires us to make assumptions and estimates regarding our future. We utilized a combination of discounted cash flows and market approach. The financial projections used in the valuation models

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Changes in the net carrying amount of goodwill by segment were as follows:

(in millions)	ACCO Brands Americas	ACCO Brands International	Total
Balance at December 31, 2024	$253.3	$193.1	$446.4
Acquisitions(1)	—	4.2	4.2
Foreign currency translation	0.6	17.5	18.1
Balance at March 31, 2025	$253.9	$214.8	$468.7
(1)
Represents goodwill from our Buro Acquisition.

The goodwill balance includes $530.8 million of accumulated impairment losses as of December 31, 2024 and March 31, 2025.

Identifiable Intangible Assets

We test our indefinite-lived intangible for impairment at least annually as of our measurement date of May 31st and on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. We did not identify a triggering event during the three months ended March 31, 2025, that would indicate it is more likely than not that an impairment loss has been incurred.

Estimating the fair value of our indefinite-lived trade name requires us to make assumptions and estimates regarding our future. We utilized a relief-from-royalty discounted cash flows approach. The financial projections used in the valuation models reflected management's assumptions regarding revenue growth rates, economic and market trends, royalty rate, discount rate, and other expectations about the anticipated short-term and long-term operating results for our indefinite-lived trade name.

We believe the assumptions used in our impairment analysis are appropriate and result in reasonable estimates of the implied fair value of our indefinite-lived trade name. However, given the economic environment and uncertainties that can negatively impact our business, there can be no assurance that our estimates and assumptions, made for purposes of our indefinite-lived intangible impairment testing, will prove to be an accurate prediction of the future. If our assumptions regarding future performance are not achieved, or if future events occur that adversely affect our enterprise value, we may be required to record an impairment charge in future periods against out indefinite-lived trade name.

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The gross carrying value and accumulated amortization by class of identifiable intangible assets as of March 31, 2025 and December 31, 2024, were as follows:

	March 31, 2025			December 31, 2024
(in millions)	Gross Carrying Amounts	Accumulated Amortization	Net Book Value	Gross Carrying Amounts	Accumulated Amortization	Net Book Value
Indefinite-lived intangible assets:
Trade names(2)	$101.2	$(44.5)	$56.7	$101.2	$(44.5)	$56.7
Amortizable intangible assets:
Trade names	639.5	(164.6)	474.9	627.5	(157.5)	470.0
Customer and contractual relationships	359.2	(237.7)	121.5	350.7	(230.0)	120.7
Vendor relationships	82.4	(23.6)	58.8	82.4	(22.2)	60.2
Patents	7.9	(6.2)	1.7	7.8	(5.8)	2.0
Subtotal	1,089.0	(432.1)	656.9	1,068.4	(415.5)	652.9
Total identifiable intangibles	$1,190.2	$(476.6)	$713.6	$1,169.6	$(460.0)	$709.6

(2)
Accumulated amortization prior to the adoption of authoritative guidance on goodwill and other intangible assets, at which time further amortization ceased.

The Company's intangible amortization expense for the three months ended March 31, 2025 and 2024 was $11.3 million and $10.6 million, respectively.

Estimated amortization expense for amortizable intangible assets, as of March 31, 2025, for the current year and the next five years is as follows:

(in millions)	2025	2026	2027	2028	2029	2030
Estimated amortization expense(3)	$45.3	$43.4	$41.0	$38.9	$37.2	$36.3

(3)
Actual amounts of amortization expense may differ from estimated amounts due to changes in foreign currency exchange rates, additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets and other events.

Acquired Identifiable Intangibles

Buro Acquisition

The valuation of identifiable intangible assets of $5.7 million acquired in the Buro Acquisition includes an amortizable trade name "Buro," and amortizable customer relationships, which have been recorded at their estimated fair values. The fair value of the trade name was determined using the relief from royalty method, which is based on the present value of royalty fees derived from projected revenues. The fair value of the customer relationships was determined using the multi-period excess earning method which is based on the present value of the projected after-tax cash flows adjusted for contributory asset charges.

The allocation of the identifiable intangibles acquired in the Buro Acquisition was as follows:

(in millions)	Fair Value	Remaining Useful Life
Trade name	$1.9	20 years
Customer relationships	3.8	8 years
Total identifiable intangibles acquired	$5.7

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

10. Restructuring

The Company recorded $2.3 million of net restructuring expense for the three months ended March 31, 2025, which were primarily for severance and other costs associated with our continuing footprint rationalization and cost reduction programs in both the Americas and International segments. The Company recorded a $0.3 million reduction in the restructuring provision for the three months ended March 31, 2024, which were primarily for severance related to cost reduction initiatives in the International segment.

The summary of the activity in the restructuring liability for the three months ended March 31, 2025 was as follows:

(in millions)	Balance at December 31, 2024	Provision	Cash Expenditures	Non-cash Items/Currency Change	Balance at March 31, 2025
Employee termination costs(1)	$26.6	$0.5	$(7.8)	$0.2	$19.5
Other	—	1.8	(1.8)	—	—
Total restructuring liability	$26.6	$2.3	$(9.6)	$0.2	$19.5

(1)
We expect the remaining $19.5 million of employee termination costs to be substantially paid in the next nine months.

The summary of the activity in the restructuring liability for the three months ended March 31, 2024 was as follows:

(in millions)	Balance at December 31, 2023	Provision	Cash Expenditures	Non-cash Items/Currency Change	Balance at March 31, 2024
Employee termination costs	$27.5	$(0.3)	$(4.7)	$(0.2)	$22.3
Other	0.9	—	(0.1)	—	0.8
Total restructuring liability	$28.4	$(0.3)	$(4.8)	$(0.2)	$23.1

11. Income Taxes

For the three months ended March 31, 2025, we recorded an income tax benefit of $3.3 million on a loss before taxes of $16.5 million. For the three months ended March 31, 2024, we recorded income tax expense of $1.0 million on a loss before taxes of $5.3 million. The $4.3 million decrease in tax expense was primarily driven by the decrease in income before taxes during the three months ended March 31, 2025, along with a $1.0 million decrease in discrete income tax expense during the first quarter of 2025, compared to the first quarter of 2024.

The U.S. federal statute of limitations remains open for the years 2021 and forward. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from 2 to 6 years. Years still open to examination by foreign tax authorities in major jurisdictions include Australia (2020 forward), Brazil (2020 forward), Canada (2019 forward), Germany (2020 forward), Sweden (2023 forward) and the U.K. (2023 forward). We are currently under examination in certain foreign and U.S. jurisdictions.

Organisation for Economic Co-operation and Development (“OECD”) Global Anti-Base Erosion Model Rules (Pillar Two)

Legislatures and taxing authorities in many jurisdictions in which we operate may enact changes to, or seek to enforce, novel interpretations of their tax rules. These changes may include modifications that can be temporary or permanent. For example, the Organisation for Economic Cooperation and Development (the "OECD"), the European Union and other countries (including countries in which we operate) have committed to enacting substantial changes to numerous long-standing tax principles impacting how large multinational enterprises are taxed. In particular, the OECD's Pillar Two initiative introduces a 15% global minimum tax (the "Global Minimum Tax") applied on a country-by-country basis and some jurisdictions have enacted a Global Minimum Tax effective January 1, 2024 while others are still evaluating the situation. As of March 31, 2025, there was

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

no impact to our effective tax rate resulting from the enactment of a Global Minimum Tax in the jurisdictions in which we operate. Management will continue to assess the impact and materiality of these potential new rules as well as any other changes in domestic and international tax rules and regulations.

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

We will continue to actively monitor administrative and judicial court decisions and evaluate their impact, if any, on our legal assessment of the ultimate outcome of our disputes. In addition, we will continue to accrue interest related to this contingency until such time as the outcome is known or until evidence is presented that we are more likely than not to prevail. During the three months ended March 31, 2025 and 2024, we accrued additional interest as a charge to current income tax expense

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

of $0.2 million and $0.2 million, respectively. At current exchange rates, our accrual as of March 31, 2025, including tax, penalties and interest is $19.3 million (reported in "Other non-current liabilities").

12. Earnings per Share

The computation of earnings per share for the three months ended March 31, 2025 and 2024 was as follows:

	Three Months Ended March 31,
(in millions except per share data)	2025	2024
Net loss	$(13.2)	$(6.3)
Determination of shares:
Weighted-average number of common shares outstanding	93.3	95.7
Shares issuable on exercise of stock awards, net of shares assumed to be purchased out of proceeds at average market price	—	—
Average common shares outstanding for fully diluted computation(1)	93.3	95.7

Per share:
Basic loss per share	$(0.14)	$(0.07)
Diluted loss per share(1)	$(0.14)	$(0.07)
Shares outstanding as of March 31,	90.1	95.6

(1)
Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.

For the three months ended March 31, 2025 and 2024, approximately 9.5 million and 9.8 million shares, respectively were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive.

Under our stock repurchase program, during the three months ended March 31, 2025, we repurchased and retired 3.2 million shares, and during the three months ended March 31, 2024, we did not repurchase or retire any shares. For each of the three months ended March 31, 2025 and 2024, we acquired 0.2 million and 0.4 million shares, respectively, related to tax withholding for share-based compensation.

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

Forward currency contracts are used to hedge foreign denominated inventory purchases for Europe, Australia, Canada, Japan and New Zealand, and are designated as cash flow hedges. Unrealized gains and losses on these contracts are deferred in Accumulated Other Comprehensive Income (Loss) ("AOCI") until the contracts are settled and the underlying hedged transactions relating to inventory purchases are recognized, at which time the deferred gains or losses will be reported in the "Cost of products sold" line in the Consolidated Statements of Loss. As of March 31, 2025 and December 31, 2024, we had cash flow foreign exchange contracts outstanding with a U.S. dollar equivalent notional value of $80.7 million and $76.9 million, respectively, which were designated as hedges.

Forward currency contracts used to hedge foreign denominated intercompany loans are not designated as hedging instruments. Gains and losses on these derivative instruments are recognized within "Other expense (income), net" in the Consolidated Statements of Loss and are largely offset by the change in the current translated value of the hedged item. The periods of the forward foreign exchange contracts correspond to the periods of the hedged transactions, with some relating to intercompany loans which extend beyond March 2026. As of March 31, 2025 and December 31, 2024, we had foreign exchange contracts outstanding with a U.S. dollar equivalent notional value of $47.2 million and $73.6 million, respectively, which were not designated as hedges.

The following table summarizes the fair value of our derivative financial instruments as of March 31, 2025 and December 31, 2024:

	Fair Value of Derivative Instruments
	Derivative Assets			Derivative Liabilities
(in millions)	Balance Sheet Location	March 31, 2025	December 31, 2024	Balance Sheet Location	March 31, 2025	December 31, 2024
Derivatives designated as hedging instruments:
Foreign exchange contracts	Other current assets	$1.4	$4.0	Other current liabilities	$1.1	$—
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current assets	0.7	0.3	Other current liabilities	0.1	0.3
Foreign exchange contracts	Other non-current assets	1.5	9.0	Other non-current liabilities	1.5	9.0
Total derivatives		$3.6	$13.3		$2.7	$9.3

The following tables summarize the pre-tax effect of our derivative financial instruments on the condensed consolidated financial statements for the three months ended March 31, 2025 and 2024:

	The Effect of Derivative Instruments in Cash Flow Hedging Relationships on the Consolidated Financial Statements
	Amount of Gain (Loss) Recognized in AOCI (Effective Portion)		Location of (Gain) Loss Reclassified from AOCI to Income	Amount of (Gain) Loss Reclassified from AOCI to Income (Effective Portion)
	Three months ended March 31,			Three months ended March 31,
(in millions)	2025	2024		2025	2024
Cash flow hedges:
Foreign exchange contracts	$(0.6)	$1.0	Cost of products sold	$(2.0)	$(0.4)

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

	The Effect of Derivatives Not Designated as Hedging Instruments on the Consolidated Financial Statements
	Location of (Gain) Loss Recognized in Income on Derivatives	Amount of (Gain) Loss Recognized in Income
		Three months ended March 31,
(in millions)		2025	2024
Foreign exchange contracts	Other expense (income), net	$0.1	$1.3

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

We have determined that our financial assets and liabilities described in "Note 13. Derivative Financial Instruments" are Level 2 in the fair value hierarchy. The following table sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2025 and December 31, 2024:

(in millions)	March 31, 2025	December 31, 2024
Assets:
Forward currency contracts	$3.6	$13.3
Liabilities:
Forward currency contracts	$2.7	$9.3

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

The fair values of cash and cash equivalents, notes payable to banks, accounts receivable and accounts payable approximate carrying amounts due principally to their short maturities. The carrying amount of total debt was $936.5 million and $839.7 million and the estimated fair value of total debt was $880.4 million and $789.4 million at March 31, 2025 and December 31, 2024, respectively. The fair values are determined from quoted market prices, where available, and from using current interest rates based on credit ratings and the remaining terms of maturity.

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

15. Accumulated Other Comprehensive Income (Loss)

AOCI is defined as net income (loss) and other changes in stockholders’ equity from transactions and other events from sources other than stockholders. The components of, and changes in, AOCI were as follows:

(in millions)	Derivative Financial Instruments	Foreign Currency Adjustments	Unrecognized Pension and Other Post-retirement Benefit Costs	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2024	$2.1	$(415.9)	$(158.3)	$(572.1)
Other comprehensive income (loss) before reclassifications, net of tax	(0.4)	31.4	(3.0)	28.0
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(1.5)	—	1.5	—
Balance at March 31, 2025	$0.2	$(384.5)	$(159.8)	$(544.1)

The reclassifications out of AOCI for the three months ended March 31, 2025 and 2024 were as follows:

	Three months ended March 31,
(in millions)	2025	2024

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Location on Income Statement
Gain (loss) on cash flow hedges:
Foreign exchange contracts	$2.0	$0.4	Cost of products sold
Tax benefit	(0.5)	(0.2)	Income tax (benefit) expense
Net of tax	$1.5	$0.2
Defined benefit plan items:
Amortization of net actuarial loss(1)	$(1.6)	$(1.8)
Amortization of prior service cost(1)	—	—
Total before tax	(1.6)	(1.8)
Tax benefit	0.1	0.4	Income tax (benefit) expense
Net of tax	$(1.5)	$(1.4)

Total reclassifications for the period, net of tax	$—	$(1.2)

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

As of December 31, 2024, there was $2.9 million of unearned revenue associated with outstanding service or extended maintenance agreements ("EMAs"), primarily reported in "Other current liabilities." During the three months ended March 31, 2025, $1.2 million of the unearned revenue was earned and recognized. As of March 31, 2025, the amount of unearned revenue from EMAs was $2.8 million. We expect to earn and recognize approximately $2.3 million of the unearned amount in the next 12 months and $0.5 million in periods beyond the next 12 months.

The following tables present our net sales disaggregated by regional geography, based upon our operating segments and our net sales disaggregated by the timing of revenue recognition for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
(in millions)	2025	2024
United States	$127.8	$137.3
Canada	14.2	18.2
Latin America	31.9	41.7
ACCO Brands Americas	173.9	197.2

EMEA(1)	112.6	129.2
Australia/N.Z.	23.3	25.1
Asia	7.6	7.4
ACCO Brands International	143.5	161.7
Net sales(2)	$317.4	$358.9

(1) EMEA is comprised largely of Europe, but also includes export sales to the Middle East and Africa.

(2) Net sales are attributed to geographic areas based on the location of the selling subsidiaries.

	Three months ended March 31,
(in millions)	2025	2024
Product and services transferred at a point in time	$309.2	$348.9
Product and services transferred over time	8.2	10.0
Net sales	$317.4	$358.9

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

17. Information on Operating Segments

The Company has two operating segments based in different geographic regions: Americas and International. Each operating segment designs, markets, sources, manufactures and sells recognized consumer, technology and business branded products used in schools, homes, and at work. Product designs are tailored to end-user preferences in each geographic region, and where possible, leverage common engineering, design and sourcing.

Our Chief Operating Decision Maker ("CODM"), which is our President and Chief Executive Officer, analyzes and evaluates the Company's financial results at the operating segment level to assess performance and allocate resources. This includes net revenue, gross margins, operating income, restructuring expense, components of working capital investments, and other ratio performance metrics. The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.

The Company's two operating segments are as follows:

Operating Segment	Geography	Primary Brands	Primary Products
ACCO Brands Americas	United States, Canada and Latin America	Five Star®, PowerA®, Tilibra®, AT-A-GLANCE®, Kensington®, Quartet®, GBC®, Mead®, Swingline®, Barrilito®, Foroni® and Hilroy®	Note taking products, computer and gaming accessories; planners, workspace machines, tools and essentials; and dry erase boards and accessories.

ACCO Brands International	EMEA, Australia/N.Z., and Asia	Leitz®, Rapid®, Kensington®, Esselte®, Rexel®, PowerA®, GBC®, NOBO®, Franken®, Derwent®, Marbig®, Artline®* and Spirax® *Australia/N.Z. only	Filing and organization products; workspace machines, tools and essentials; computer and gaming accessories; dry erase boards and accessories; and writing and art products.

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

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The operating results regularly provided to the CODM for our operating segments for the three months ended March 31, 2025 and 2024 were as follows:

	For The Three Months Ended March 31, 2025
	ACCO Brands Americas	ACCO Brands International	Total
Net sales	$173.9	$143.5	$317.4
Cost of products sold	120.4	97.4	217.8
Gross profit	53.5	46.1	99.6

Sales and marketing expenses(1)	25.8	22.6	48.4
Administrative expenses(2)	17.7	13.9	31.6
Restructuring	1.8	0.5	2.3
All other(3)	7.3	4.0	11.3
Segment operating income	0.9	5.1	6.0
Corporate expense			12.7
Total consolidated operating loss			(6.7)
Interest expense (income), net			8.9
Non-operating pension expense			0.5
Other expense, net			0.4
Loss before income tax			$(16.5)

	For The Three Months Ended March 31, 2024
	ACCO Brands Americas	ACCO Brands International	Total
Net Sales	$197.2	$161.7	$358.9
Cost of products sold	140.9	107.6	248.5
Gross profit	56.3	54.1	110.4

Sales and marketing expenses(1)	27.0	23.5	50.5
Administrative expenses(2)	16.9	13.8	30.7
Restructuring	—	(0.3)	(0.3)
All other(3)	6.3	4.3	10.6
Segment operating income	6.1	12.8	18.9
Corporate expense			13.0
Total consolidated operating income			5.9
Interest expense (income), net			11.4
Non-operating pension expense			0.4
Other income, net			(0.6)
Loss before income tax			$(5.3)

(1)
Sales and Marketing consists primarily of advertising, marketing, selling, customer service and research and development.
(2)
Admin expense consists primarily of executive, finance, information technology and human resources expenses.
(3)
All other expense primarily consists of amortization of intangibles.

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the measure of operating segment assets used by the Company's CODM as of March 31, 2025 and December 31, 2024:

(in millions)	March 31, 2025	December 31, 2024
ACCO Brands Americas	$366.6	$418.0
ACCO Brands International	194.6	201.3
Total segment assets(4)	561.2	619.3
Goodwill	468.7	446.4
Identifiable intangibles, net	713.6	709.6
Property, plant and equipment, net	139.2	137.5
Unallocated assets(5)	385.9	315.6
Total assets	$2,268.6	$2,228.4

(4)
Segment assets represent assets that are regularly provided to the CODM and consist of accounts receivable less allowances and inventory.
(5)
Unallocated assets consist primarily of cash, deferred taxes, derivatives, prepaid pension assets, prepaid debt issuances costs and right of use asset, leases.

Capital spend by operating segment as of March 31, 2025 and December 31, 2024:

(in millions)	March 31, 2025	December 31, 2024
ACCO Brands Americas	$3.2	$10.2
ACCO Brands International	0.9	6.8
Total capital spend	$4.1	$17.0

Depreciation expense by operating segment for three months ended March 31, 2025 and 2024 was as follows:

(in millions)	March 31, 2025	March 31, 2024
ACCO Brands Americas	$4.5	$5.0
ACCO Brands International	2.2	2.4
Total depreciation	$6.7	$7.4

Property, plant, and equipment, net by operating segment as of March 31, 2025 and December 31, 2024:

(in millions)	March 31, 2025	December 31, 2024
U.S.	$50.5	$51.1
Canada	0.8	0.9
Latin America	23.9	22.7
ACCO Brands Americas	75.2	74.7

ACCO Brands EMEA	54.8	53.5
Australia/N.Z.	8.6	8.7
Asia-Pacific	0.6	0.6
ACCO Brands International	64.0	62.8
Property, plant and equipment, net	$139.2	$137.5

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three months ended March 31, 2025 and 2024 should be read in conjunction with the unaudited condensed consolidated financial statements of ACCO Brands Corporation and the accompanying notes contained therein.

Overview of the Company

ACCO Brands is a leading global consumer, technology and business branded products company, providing well-known brands and innovative product solutions used in schools, homes and at work. These brands include At-A-Glance®, Barrilito®, Esselte®, Five Star®, Foroni®, GBC®, Hilroy®, Kensington®, Leitz®, Mead®, PowerA®, Quartet®, Rapid®, Swingline®, Tilibra® and others. Our products are sold primarily in the U.S., Europe, Australia, Canada, Brazil and Mexico.

The Company has two operating segments Americas and International. Each operating segment designs, markets, sources, manufactures, and sells recognized consumer, technology and business branded products used in schools, homes and at work. Product designs are tailored to end-user preferences in each geographic region, and where possible, leverage common engineering, design, and sourcing.

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

Overview of Performance

The Company continues to be impacted by softer global demand, reflecting lower consumer and office spending due to the weak macroeconomic conditions and geopolitical instability. We expect these collective global trends to continue to impact our financial results.

During the first quarter, our net sales decreased $41.5 million, or 11.6 percent, compared to the prior year's first quarter. The decrease is due to lower global demand for certain office related products and gaming accessories. These declines were partially offset by growth in computer accessories. Gross margin increased 60 basis points reflecting a favorable sales mix and cost savings from our global footprint rationalization program.

We reported an operating loss of $6.7 million in the first quarter, compared to operating income of $5.9 million in the prior year's first quarter. The decline in operating results was primarily due to lower sales volume and higher restructuring expense.

Our operating cash flow for the first three months was cash provided of $5.5 million compared to cash provided of $28.2 million in the prior year primarily reflecting reductions in working capital. Our operating cash flow continues to be seasonal with a historic pattern of strong inflows during the second half of the year.

Consolidated Results of Operations for the Three Months Ended March 31, 2025 and 2024

	Three Months Ended March 31,		Amount of Change
(in millions, except per share data)	2025	2024	$	%/pts
Net sales	$317.4	$358.9	$(41.5)	(11.6)%
Comparable sales (Non-GAAP)(1)	$329.1	$358.9	$(29.8)	(8.3)%

Gross profit	99.6	110.4	(10.8)	(9.8)%
Gross profit margin	31.4%	30.8%

Selling, general and administrative expenses	92.7	94.2	(1.5)	(1.6)%
Intangible amortization and other operating expense	13.6	10.3	3.3	32.0%

Operating (loss) income	(6.7)	5.9	(12.6)	NM
Operating (loss) income margin	(2.1)%	1.6%

Interest expense, net	8.9	11.4	(2.5)	(21.9)%
Non-operating pension and other expense, net	0.9	(0.2)	1.1	NM

Loss before income tax	(16.5)	(5.3)	(11.2)	NM
Income tax (benefit) expense	(3.3)	1.0	(4.3)	NM
Effective tax rate	20.0%	(18.9)%

Net loss	(13.2)	(6.3)	(6.9)	109.5%
Diluted loss per share	$(0.14)	$(0.07)	$(0.07)	100.0%

(1)
See reconciliation to GAAP contained in Part I, Item 2. "Supplemental Non-GAAP Financial Measure."

Net Sales

For the three months ended March 31, 2025, net sales decreased $41.5 million, or 11.6 percent, including $11.7 million, or 3.3 percent from adverse foreign exchange. Comparable net sales decreased 8.3 percent. The reported sales decline was driven by lower volume, which was down $30.1 million, or 8.4 percent, primarily due to lower global demand for certain office related products and gaming accessories, partly offset by growth in computer accessories.

Gross Profit

For the three months ended March 31, 2025, gross profit decreased $10.8 million, or 9.8 percent, primarily due to volume declines partly offset by improved product mix and savings from the impact of our global cost reduction actions. Adverse foreign exchange reduced gross profit by $3.6 million, or 3.3 percent.

Selling, General and Administrative Expenses ("SG&A")

For the three months ended March 31, 2025, SG&A decreased $1.5 million, or 1.6 percent. The decrease was due to favorable foreign exchange which reduced SG&A by $2.3 million, or 2.4 percent, as well as the positive impact of global cost reductions, offset by people costs.

Operating (Loss) Income

For the three months ended March 31, 2025, we reported an operating loss of $6.7 million, compared to operating income of $5.9 million in the prior year, primarily due to the impact of lower sales volume and higher restructuring costs partly offset by lower SG&A expense and positive sales mix. Adverse foreign exchange increased operating loss by $1.0 million, or 16.9 percent.

Interest Expense, Net

For the three months ended March 31, 2025, interest expense, net decreased $2.5 million, or 21.9 percent, primarily due to lower variable interest rates on lower variable debt balances versus the prior year. The weighted average interest rate on $361.5 million of outstanding variable rate debt as of March 31, 2025 decreased to 4.73 percent from 6.26 percent in the prior year.

Income Tax (Benefit) Expense

For the three months ended March 31, 2025, we recorded an income tax benefit of $3.3 million on a loss before taxes of $16.5 million. For the three months ended March 31, 2024, we recorded income tax expense of $1.0 million on a loss before taxes of $5.3 million.

See "Note 11. Income Taxes" for more information.

Segment Net Sales and Operating Income for the Three Months Ended March 31, 2025 and 2024

ACCO Brands Americas

	Three Months Ended March 31,		Amount of Change
(in millions)	2025	2024	$	%/pts
Net sales	$173.9	$197.2	$(23.3)	(11.8)%
Comparable sales (Non-GAAP)⁽¹⁾	$180.9	$197.2	$(16.3)	(8.3)%

Segment operating income⁽²⁾	0.9	6.1	(5.2)	(85.2)%
Segment operating income margin	0.5%	3.1%

(1)
See reconciliation to GAAP contained in Part I, Item 2. "Supplemental Non-GAAP Financial Measure."
(2)
Segment operating income excludes corporate costs. See "Part I, Item 1. Note 17. Information on Operating Segments" for a reconciliation of total "Segment operating income" to "Loss before income tax."

For the three months ended March 31, 2025, net sales decreased $23.3 million, or 11.8 percent, including $7.0 million, or 3.5 percent, from adverse foreign exchange. Comparable net sales decreased 8.3 percent. The reported sales decline was driven by lower volume, which was down $13.5 million, or 6.8 percent, primarily due to lower demand for technology accessories and certain consumer and business products. Price decreases of $2.7 million, or 1.4 percent also contributed to the decline.

For the three months ended March 31, 2025, we reported operating income of $0.9 million, a decrease of $5.2 million, primarily due to the impact of lower sales volume and $1.8 million of restructuring expense in the current year period. Adverse foreign exchange reduced operating income $0.6 million, or 9.8 percent.

ACCO Brands International

	Three Months Ended March 31,		Amount of Change
(in millions)	2025	2024	$	%/pts
Net sales	$143.5	$161.7	$(18.2)	(11.3)%
Comparable sales (Non-GAAP)⁽¹⁾	$148.2	$161.7	$(13.5)	(8.4)%

Segment operating income⁽²⁾	5.1	12.8	(7.7)	(60.2)%
Segment operating income margin	3.6%	7.9%

(1)
See reconciliation to GAAP contained in Part I, Item 2. "Supplemental Non-GAAP Financial Measure."
(2)
Segment operating income excludes corporate costs. See "Part I, Item 1. Note 17. Information on Operating Segments" for a reconciliation of total "Segment operating income" to "Loss before income tax."

For the three months ended March 31, 2025, net sales decreased 11.3 percent, including $4.7 million, or 2.9 percent, from adverse foreign exchange. Comparable net sales decreased 8.4 percent. The reported sales decline was driven by lower volume, which was down $16.6 million, or 10.3 percent, primarily due to reduced business and consumer demand for office products, partly offset by growth in technology accessories and the benefit of price increases of $3.0 million, or 1.9 percent.

For the three months ended March 31, 2025, operating income decreased $7.7 million primarily due to lower sales volume, partly offset by cost savings and pricing actions. Adverse foreign exchange reduced operating income $0.4 million, or 3.1 percent.

Impact and Potential Impact of Tariffs

During the first quarter of 2025, the impact of the new U.S. and reciprocal tariffs on our business was not material to our condensed consolidated financial statements. We expect the environment to remain uncertain throughout 2025 until there is greater clarity on the tariffs and business and consumer demand. In reaction to the evolving tariff landscape, we have initiated a number of actions:

•
Implementing price increases,
•
In the near term, investing in inventory arriving from countries with lower tariffs,
•
Moving sourcing of our U.S. products to countries where we believe tariffs will be lower over the long term,
•
Evaluating our own manufacturing facilities to utilize existing capacity where it makes economic sense, and
•
Expanding our SKU rationalization in the U.S. and offering our customers item substitutions for high-cost products.

For further information on our risks related to the impact of tariffs, see "Part II, Item 1A. Risk Factors" of this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

Our primary liquidity needs are to support our working capital requirements, service indebtedness and fund capital expenditures, dividends, stock repurchases and acquisitions. Our principal sources of liquidity are cash flows from operating activities, cash and cash equivalents held, and seasonal borrowings under our $467.5 million multi-currency revolving credit facility (the "Revolving Facility"). As of March 31, 2025, there was $221.4 million in borrowings outstanding under the Revolving Facility ($18.5 million reported in "Current portion of long-term debt" and $202.9 million reported in "Long-term debt, net"), and the amount available for borrowings was $235.9 million (allowing for $10.2 million of letters of credit outstanding on that date). We had $134.6 million in cash on hand as of March 31, 2025.

As of March 31, 2025, our Consolidated Leverage Ratio was approximately 3.65 to 1.00 versus our maximum covenant of 4.50 to 1.00. We had no debt maturities before March 2029.

Our priorities for cash flow use, after funding business operations, include debt reduction, dividends, share repurchases and funding strategic acquisitions.

The $361.5 million of debt currently outstanding under our senior secured credit facilities had a weighted average interest rate of 4.73 percent as of March 31, 2025, and the $575.0 million outstanding principal amount of our senior unsecured notes due March 2029 had a fixed interest rate of 4.25 percent.

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

In January 2024, the Company announced a multi-year restructuring and cost savings program, with currently anticipated annualized pre-tax cost savings of approximately $100.0 million by the end of 2026. The program incorporates initiatives to simplify and delayer the Company's operating structure and reduce costs through headcount reductions, supply chain optimization, global footprint rationalization, and better leveraging the Company's sourcing capabilities.

For additional details, see "Note 10. Restructuring" to the condensed consolidated financial statements contained in "Part I, Item 1. Financial Information" of this Quarterly Report on Form 10-Q.

Cash Flow for the Three Months Ended March 31, 2025 and 2024

During the three months ended March 31, 2025, our cash and cash equivalents increased $60.5 million, as compared to an increase of $58.2 million in the first three months of the prior year. The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
(in millions)	2025	2024	Amount of Change
Net cash flow provided (used) by:
Operating activities	$5.5	$28.2	$(22.7)
Investing activities	(12.3)	(2.3)	(10.0)

Net borrowings	86.6	42.3	44.3
Dividends paid	(6.8)	(7.2)	0.4
All other financing	(15.8)	(1.9)	(13.9)
Financing activities	64.0	33.2	30.8
Effect of foreign exchange rate changes on cash and cash equivalents	3.3	(0.9)	4.2
Net increase in cash and cash equivalents	$60.5	$58.2	$2.3

Cash Flow from Operating Activities

Cash provided by operating activities during the three months ended March 31, 2025, was driven by cash inflows of $13.1 million (excluding the non-cash impacts primarily of amortization of intangibles, depreciation, and stock-based compensation expense that are included in our net loss). Cash provided by trade working capital was $72.9 million, which includes accounts receivable, inventory, and accounts payable. This was more than offset by a net cash outflow of $80.5 million for all other assets and liabilities.

Cash provided by operating activities during the three months ended March 31, 2024, was driven by cash inflows of $17.5 million (excluding the non-cash impacts primarily of amortization of intangibles, depreciation, and stock-based compensation expense that are included in our net loss). Cash provided by trade working capital was $114.6 million, which includes accounts receivable, inventory, and accounts payable. This was partially offset by a net cash outflow of $103.9 million for all other assets and liabilities.

Cash Flow from Investing Activities

Cash used by investing activities during the three months ended March 31, 2025, was due to $10.1 million of cash used for the acquisition of Buro Seating as well as capital expenditures.

Cash used by investing activities during the three months ended March 31, 2024, was due to capital expenditures.

Cash Flow from Financing Activities

Cash provided by financing activities during the three months ended March 31, 2025, was primarily due to borrowings exceeding debt repayments, partially offset by dividend payments and $15.0 million in repurchases of common stock.

Cash provided by financing activities during the three months ended March 31, 2024, was primarily due to borrowings exceeding debt repayments, partially offset by dividend payments.

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

The following tables provide a reconciliation of GAAP net sales as reported to non-GAAP comparable sales:

	Comparable Sales - Three Months Ended March 31, 2025
		Non-GAAP

(in millions)	GAAP Net Sales	Currency Translation	Comparable Sales
ACCO Brands Americas	$173.9	$(7.0)	$180.9
ACCO Brands International	143.5	(4.7)	148.2
Total	$317.4	$(11.7)	$329.1

	Amount of Change - Three Months Ended March 31, 2025 compared to the Three Months Ended March 31, 2024
	$ Change - Net Sales
		Non-GAAP

(in millions)	GAAP Net Sales Change	Currency Translation	Comparable Sales Change
ACCO Brands Americas	$(23.3)	$(7.0)	$(16.3)
ACCO Brands International	(18.2)	(4.7)	(13.5)
Total	$(41.5)	$(11.7)	$(29.8)

	% Change - Net Sales
		Non-GAAP

	GAAP Net Sales Change	Currency Translation	Comparable Sales Change
ACCO Brands Americas	(11.8)%	(3.5)%	(8.3)%
ACCO Brands International	(11.3)%	(2.9)%	(8.4)%
Total	(11.6)%	(3.3)%	(8.3)%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk" of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to Foreign Exchange Risk Management or Interest Rate Risk Management in the quarter ended March 31, 2025 or through the date of this report.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision of the Chief Executive Officer and the Chief Financial Officer, and with the participation of our Disclosure Committee, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2025.

(b) Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Except as set forth below, there have been no material changes in our risk factors from those disclosed in "Part I, Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2024.

Changes in trade policy and regulations in the United States and other countries, including the imposition of tariffs and changes in trade agreements, and the resulting consequences, as well as the ongoing uncertainties related to future tariffs and trade policy, have, and are likely to continue to, adversely impact our business, results of operations and financial condition.

The U.S. government has implemented tariffs (including reciprocal tariffs) on a wide range of products and other goods from many countries, including China, and is considering additional tariffs and further changes to international trade policy. Other countries, including Canada, have implemented retaliatory tariffs in response to the new U.S. tariffs. A significant number of the products we sell and certain raw materials we use in our U.S. production facilities are sourced from China, Vietnam and other impacted countries, and we optimize our North American supply chain by, in some cases, consolidating inventories in the U.S. The existing tariffs have had, and are likely to continue to have an adverse impact on our business and operating results which may be material. In addition, the current uncertainty surrounding international trade policy and regulations as well as trade disputes and tensions between the U.S. and its trading partners has had, and is likely to have, an adverse effect on business and consumer confidence and spending which is affecting, and we expect will continue to affect, the demand for our products. We are constantly monitoring the tariffs and other changes and adjusting our manufacturing and distribution footprint globally to manage and mitigate these risks. In addition, we are implementing price increases as appropriate.

We cannot predict future trade policy and regulations in the U.S. and other countries or their impact on our business. There remains significant uncertainty regarding these policies and regulations, including whether and when further tariffs will be implemented or the tensions between the U.S. and its trading partners will worsen. Our ongoing efforts to address these risks may not be sufficient or effective, may take time to implement, and may have long-term adverse effects on our business and operating results. As a result, new or increased U.S. tariffs and other changes in global trade policies and regulations, and the continued uncertainty, are likely to have an adverse impact on our business, results of operations and financial condition which may be material.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable.

(b) Not applicable.

(c) Common Stock Purchases

The following table provides information about our purchases of equity securities during the quarter ended March 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
January 1, 2025 to January 31, 2025	—	$—	—	$90,645,698
February 1, 2025 to February 28, 2025	615,405	4.56	615,405	87,841,561
March 1, 2025 to March 31, 2025	2,589,939	4.71	2,589,939	75,645,700
Total	3,205,344	$4.68	3,205,344	$75,645,700

(1)
Remaining value of shares available to be repurchased out of a $100 million share repurchase authorization announced by the Company on August 7, 2019.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2025, no director or officer of the Company who is required to file reports under Section 16 of the Exchange Act informed us that he or she adopted, materially modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

10.1	Transition Agreement, effective as of January 27, 2025, between the ACCO Brands Corporation and Pamela Schneider *

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

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

Date: May 2, 2025