Form 10-Q
period 2025-06-30
ACCO BRANDS Corp
filed 2025-08-01
CIK 712034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2025

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

As of July 24, 2025, the registrant had outstanding 90,132,531 shares of Common Stock.

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

Some of the factors that could affect our results or cause our plans, actions and results to differ materially from those expressed in the forward-looking statements contained in this Quarterly Report on Form 10-Q are detailed in "Part I, Item 1. Business" and "Part I, Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2024, and "Part II, Item 1A. Risk Factors" of our Quarterly Report on Form 10Q for the quarter ended March 31, 2025, as well as in "Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations" of this Quarterly Report on Form 10-Q and from time to time in our other Securities and Exchange Commission (the "SEC") filings.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACCO Brands Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2025	December 31, 2024
(in millions)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$133.3	$74.1
Accounts receivable, net	348.8	348.9
Inventories	313.8	270.4
Other current assets	40.0	38.1
Total current assets	835.9	731.5
Total property, plant and equipment	522.9	505.5
Less: accumulated depreciation	(381.0)	(368.0)
Property, plant and equipment, net	141.9	137.5
Right of use asset, leases	84.1	81.0
Deferred income taxes	100.8	89.3
Goodwill	471.8	446.4
Identifiable intangibles, net	719.5	709.6
Other non-current assets	23.6	33.1
Total assets	$2,377.6	$2,228.4
Liabilities and Stockholders' Equity
Current liabilities:
Notes payable	$19.3	$10.5
Current portion of long-term debt	19.4	40.8
Accounts payable	172.3	167.3
Accrued compensation	34.1	43.2
Accrued customer program liabilities	67.8	78.5
Lease liabilities	22.9	21.5
Other current liabilities	117.1	128.5
Total current liabilities	452.9	490.3
Long-term debt, net	944.1	783.3
Long-term lease liabilities	68.1	66.9
Deferred income taxes	116.3	111.9
Pension and post-retirement benefit obligations	124.4	117.2
Other non-current liabilities	34.5	52.7
Total liabilities	1,740.3	1,622.3
Stockholders' equity:
Common stock	1.0	1.0
Treasury stock	(47.9)	(47.0)
Paid-in capital	1,906.0	1,911.8
Accumulated other comprehensive loss	(535.4)	(572.1)
Accumulated deficit	(686.4)	(687.6)
Total stockholders' equity	637.3	606.1
Total liabilities and stockholders' equity	$2,377.6	$2,228.4

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries

Consolidated Statements of Income (Loss)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2025	2024	2025	2024
Net sales	$394.8	$438.3	$712.2	$797.2
Cost of products sold	265.1	285.7	482.9	534.2
Gross profit	129.7	152.6	229.3	263.0
Operating costs and expenses:
Selling, general and administrative expenses	82.6	88.0	175.3	182.2
Amortization of intangibles	11.6	10.9	22.9	21.5
Restructuring	9.4	(0.3)	11.7	(0.6)
Gain on disposal of assets	(6.9)	—	(6.9)	—
Impairment of goodwill and intangible assets	—	165.2	—	165.2
Total operating costs and expenses	96.7	263.8	203.0	368.3
Operating income (loss)	33.0	(111.2)	26.3	(105.3)
Non-operating expense (income):
Interest expense	11.9	13.8	22.7	27.1
Interest income	(3.0)	(2.2)	(4.9)	(4.1)
Non-operating pension expense	0.6	4.8	1.1	5.2
Other expense (income), net	0.8	(0.2)	1.2	(0.8)
Income (loss) before income tax	22.7	(127.4)	6.2	(132.7)
Income tax benefit	(6.5)	(2.2)	(9.8)	(1.2)
Net income (loss)	$29.2	$(125.2)	$16.0	$(131.5)

Per share:
Basic income (loss) per share	$0.32	$(1.29)	$0.17	$(1.37)
Diluted income (loss) per share	$0.31	$(1.29)	$0.17	$(1.37)

Weighted average number of shares outstanding:
Basic	91.6	96.8	92.5	96.3
Diluted	93.1	96.8	94.3	96.3

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Net income (loss)	$29.2	$(125.2)	$16.0	$(131.5)
Other comprehensive income (loss) net of tax:
Unrealized (loss) gain on derivative instruments, net of tax benefit (expense) of $1.3 and zero and $2.0 and $(0.2), respectively	(2.9)	0.1	(4.8)	0.6
Foreign currency translation adjustments, net of tax benefit (expense) of $1.2 and $(0.5) and $0.8 and $(0.5), respectively	16.5	(15.3)	47.9	(36.5)
Recognition of deferred pension and other post-retirement items, net of tax benefit (expense) of $0.9 and $(1.4) and $1.6 and $(2.1), respectively	(4.9)	3.9	(6.4)	6.3
Other comprehensive income (loss) net of tax:	8.7	(11.3)	36.7	(29.6)

Comprehensive income (loss)	$37.9	$(136.5)	$52.7	$(161.1)

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(in millions)	2025	2024
Operating activities
Net income (loss)	$16.0	$(131.5)
(Gain) loss on disposal of assets	(6.9)	0.2
Depreciation	13.3	14.1
Amortization of debt issuance costs	0.9	1.5
Amortization of intangibles	22.9	21.5
Stock-based compensation	8.3	7.6
Non-cash charge for impairment of goodwill and intangible assets	—	165.2
Changes in operating assets and liabilities:
Accounts receivable	17.4	43.7
Inventories	(24.1)	(12.2)
Other assets	(2.1)	(15.9)
Accounts payable	(4.5)	(4.6)
Accrued expenses and other liabilities	(47.3)	(58.5)
Accrued income taxes	(27.3)	(28.5)
Net cash (used) provided by operating activities	(33.4)	2.6
Investing activities
Additions to property, plant and equipment	(6.8)	(4.9)
Proceeds from the disposition of assets	16.5	0.1
Cost of acquisitions, net of cash acquired	(10.1)	—
Net cash used by investing activities	(0.4)	(4.8)
Financing activities
Proceeds from long-term borrowings	146.3	92.0
Repayments of long-term debt	(38.0)	(38.1)
Borrowings of notes payable, net	7.0	13.8
Dividends paid	(13.5)	(14.3)
Repurchases of common stock	(15.1)	—
Payments related to tax withholding for stock-based compensation	(0.9)	(1.9)
Net cash provided by financing activities	85.8	51.5
Effect of foreign exchange rate changes on cash and cash equivalents	7.2	(3.0)
Net increase in cash and cash equivalents	59.2	46.3
Cash and cash equivalents
Beginning of the period	$74.1	$66.4
End of the period	$133.3	$112.7
Cash paid during the year for:
Interest	$21.6	$24.9
Income taxes	$17.5	$27.2

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries

Consolidated Statement of Stockholders' Equity

(Unaudited)

						Accumulated Other
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Accumulated
(in millions)	Shares	Value	Capital	Shares	Value	Income (Loss)	Deficit	Total
Balance at December 31, 2024	98.1	$1.0	$1,911.8	5.3	$(47.0)	$(572.1)	$(687.6)	$606.1
Net loss	—	—	—	—	—	—	(13.2)	(13.2)
Loss on derivative financial instruments, net of tax	—	—	—	—	—	(1.9)	—	(1.9)
Translation impact, net of tax	—	—	—	—	—	31.4	—	31.4
Pension and post-retirement adjustment, net of tax	—	—	—	—	—	(1.5)	—	(1.5)
Common stock repurchases	(3.2)	—	(15.0)	—	—	—	—	(15.0)
Stock-based compensation	—	—	8.7	—	—	—	(0.9)	7.8
Common stock issued, net of shares withheld for employee taxes	0.6	—	—	0.1	(0.8)	—	—	(0.8)
Dividends declared $0.075 per share	—	—	—	—	—	—	(6.8)	(6.8)
Balance at March 31, 2025	95.5	$1.0	$1,905.5	5.4	$(47.8)	$(544.1)	$(708.5)	$606.1
Net income	—	—	—	—	—	—	29.2	29.2
Loss on derivative financial instruments, net of tax	—	—	—	—	—	(2.9)	—	(2.9)
Translation impact, net of tax	—	—	—	—	—	16.5	—	16.5
Pension and post-retirement adjustment, net of tax	—	—	—	—	—	(4.9)	—	(4.9)
Common stock repurchases	—	—	(0.3)	—	—	—	—	(0.3)
Stock-based compensation	—	—	0.8	—	—	—	(0.3)	0.5
Common stock issued, net of shares withheld for employee taxes	0.1	—	—	—	(0.1)	—	—	(0.1)
Dividends declared, $0.075 per share	—	—	—	—	—	—	(6.7)	(6.7)
Other	—	—	—	—	—	—	(0.1)	(0.1)
Balance at June 30, 2025	95.6	$1.0	$1,906.0	5.4	$(47.9)	$(535.4)	$(686.4)	$637.3

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries

Consolidated Statement of Stockholders' Equity (continued)

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

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

As used in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, the terms "ACCO Brands," "ACCO," the "Company," "we," "us," and "our" refer to ACCO Brands Corporation and its consolidated subsidiaries.

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

The Condensed Consolidated Balance Sheet as of June 30, 2025 and the related Consolidated Statements of Income (Loss), Consolidated Statements of Comprehensive Income (Loss), and Consolidated Statements of Stockholders' Equity for the three and six months ended June 30, 2025 and 2024, and the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024 are unaudited. The December 31, 2024 Condensed Consolidated Balance Sheet data was derived from audited financial statements but does not include all annual disclosures required by GAAP. The financial statements included herein were prepared by management and reflect all adjustments (consisting solely of normal recurring items unless otherwise noted) which are, in the opinion of management, necessary for the fair presentation of the results of operations and cash flows for the interim periods ended June 30, 2025 and 2024, and the financial position of the Company as of June 30, 2025. Interim results may not be indicative of results for a full year.

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

There were no accounting standards that were adopted in the first six months of 2025 that had a material effect on the Company’s financial condition, results of operations or cash flow.

3. Acquisitions

Buro Acquisition

On February 28, 2025, we completed the acquisition (the "Buro Acquisition") of the business of Buro Seating Limited Partnership ("Buro"). Buro is a wholesaler of ergonomic seating in Australia and New Zealand and is included in the Company’s International operating segment. The Buro Acquisition extends our presence in Australia and New Zealand into a new product category. The purchase price paid at closing was AU$16.3 million (US$10.1 million, based on February 28, 2025 exchange rates). A portion of the purchase price (AU$2.2 million or $1.3 million based on February 28, 2025 exchange rates) is being held in an escrow account for a period of up to 2 years after closing in the event of any claims against the seller under the purchase agreement. The fair value of assets acquired, and liabilities assumed are subject to finalization and are expected to be completed within one year from acquisition date. The Buro Acquisition was accounted for as a business combination and Buro's results are included in the Company's condensed consolidated financial statements as of February 28, 2025.

Pro forma financial information is not presented due to immateriality.

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

4. Long-term Debt and Short-term Borrowings

Notes payable and long-term debt, listed in order of the priority of security interests in assets of the Company, consisted of the following as of June 30, 2025 and December 31, 2024:

(in millions)	June 30, 2025	December 31, 2024
Euro Senior Secured Term Loan A, due October 2029 (floating interest rate of 3.98% at June 30, 2025 and 4.68% at December 31, 2024)	$140.4	$127.9
Euro Dollar Senior Secured Revolving Credit Facility, due October 2029 (floating interest rate of 3.98% at June 30, 2025 and 4.68% at December 31, 2024)	116.0	59.1
U.S. Dollar Senior Secured Revolving Credit Facility, due October 2029 (floating interest rate of 6.41% at June 30, 2025 and 6.47% at December 31, 2024)	102.2	34.4
Australian Dollar Senior Secured Revolving Credit Facility, due October 2029 (floating interest rate of 5.68% at June 30, 2025 and 6.44% at December 31, 2024)	34.4	32.8
Senior Unsecured Notes, due March 2029 (fixed interest rate of 4.25%)	575.0	575.0
Other borrowings	19.3	10.5
Total debt	987.3	839.7
Less:
Current portion	38.7	51.3
Debt issuance costs, unamortized	4.5	5.1
Long-term debt, net	$944.1	$783.3

Credit Agreement

The Company is party to a Third Amended and Restated Credit Agreement, dated as of January 27, 2017, as amended, among the Company, certain subsidiaries of the Company, Bank of America, N.A., as administrative agent, and the other agents and various lenders party thereto, (as amended, the "Credit Agreement"). The Credit Agreement provides for a senior secured credit facility, which consists of a €184.8 million (US$200.0 million based on October 30, 2024 exchange rates) term loan facility, and a US$467.5 million multi-currency revolving credit facility (the "Revolving Facility"). Prior to the seventh amendment which was effective October 30, 2024, the Credit Agreement provided for a senior secured credit facility, which consisted of a €300.0 million (US$320.8 million based on January 27, 2017, exchange rates) term loan facility, an AU$80.0 million (US$60.4 million based on January 27, 2017, exchange rates) term loan facility, a US$100.0 million term loan facility and a US$600.0 million multi-currency revolving credit facility.

As of June 30, 2025, the current financial covenants under the Credit Agreement were as follows:

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

As of June 30, 2025, the applicable rate on Euro, Australian and Canadian dollar loans was 2.00 percent and the applicable rate on Base Rate loans was 1.00 percent. Undrawn amounts under the Revolving Facility are subject to a commitment fee rate

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

of 0.25 percent to 0.375 percent per annum, depending on the Company's Consolidated Leverage Ratio. As of June 30, 2025, the commitment fee rate was 0.35 percent.

As of June 30, 2025, there were $252.6 million in borrowings outstanding under the Revolving Facility. The remaining amount available for borrowings was $206.8 million (allowing for $8.1 million of letters of credit outstanding on that date).

As of June 30, 2025, our Consolidated Leverage Ratio was approximately 4.29 to 1.00 versus our maximum covenant of 4.50 to 1.00.

Amendment to Credit Agreement

Effective July 29, 2025, we entered into an amendment to the Credit Agreement, which, among other things, increases our maximum Consolidated Leverage Ratio financial covenant to 4.50x for the third and fourth quarters of 2025, to 4.75x for the first and second quarters of 2026 and to 4.25x for the third and fourth quarters of 2026. Thereafter, the maximum Consolidated Leverage Ratio will return to 4.50x for all first and second fiscal quarters and 4.00x for all third and fourth quarters. In addition, it modifies certain covenant baskets related to liens, indebtedness and restricted payments through December 31, 2026. The amendment also requires that $35.0 million in outstanding principal amount under the term loan facility will be repaid on or before September 30, 2025.

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

Guarantees and Security

Generally, obligations under the Credit Agreement are guaranteed by certain of the Company’s existing and future subsidiaries and are secured by substantially all of the Company’s and certain guarantor subsidiaries’ assets, subject to certain exclusions and limitations.

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

ROU Assets and lease liabilities are recognized based on the present value of lease payments over the lease term. In determining the present value of leases, the Company uses its incremental collateralized borrowing rate, on a regional basis, as the implicit rate of return is generally not readily determinable for our leases. The incremental borrowing rate is dependent upon the duration of the lease and has been segmented into three groups of time. All leases within the same region and the same group of time share the same incremental borrowing rate. The Company has lease agreements with lease and non-lease components, which are combined for accounting purposes for all classes of underlying assets except information technology equipment.

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Operating lease cost	$7.3	$7.2	$14.4	$14.6
Sublease income	(0.8)	(0.7)	(1.6)	(1.6)
Total lease cost	$6.5	$6.5	$12.8	$13.0

Other information related to leases was as follows:

	Six Months Ended June 30,
(in millions, except lease term and discount rate)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$15.0	$14.8
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$9.5	$12.7

Weighted average remaining lease term:
Operating leases	5.4 years

Weighted average discount rate:
Operating leases	5.3%

Future minimum lease payments, net of sublease income, for all non-cancelable leases as of June 30, 2025 were as follows:

(in millions)	Operating Leases
2025	$14.6
2026	24.8
2027	19.5
2028	16.1
2029	12.6
2030	10.7
Thereafter	9.6
Total minimum lease payments	107.9
Less imputed interest	16.9
Future minimum payments for leases, net of sublease rental income and imputed interest	$91.0

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

6. Pension and Other Retiree Benefits

The components of net periodic benefit (income) cost for pension and post-retirement plans for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,
	Pension				Post-retirement
	U.S.		International
(in millions)	2025	2024	2025	2024	2025	2024
Service cost	$—	$—	$0.2	$0.2	$—	$—
Interest cost	1.9	1.9	4.8	4.6	—	—
Expected return on plan assets	(3.2)	(3.2)	(4.6)	(4.9)	—	—
Amortization of net loss (gain)	0.6	0.6	1.1	1.3	(0.1)	(0.1)
Amortization of prior service cost	—	—	—	0.1	—	—
Settlement (1)	—	—	—	4.4	—	—
Net periodic benefit (income) cost (2)	$(0.7)	$(0.7)	$1.5	$5.7	$(0.1)	$(0.1)

	Six Months Ended June 30,
	Pension				Post-retirement
	U.S.		International
(in millions)	2025	2024	2025	2024	2025	2024
Service cost	$—	$—	$0.4	$0.4	$—	$—
Interest cost	3.8	3.8	9.3	9.2	—	—
Expected return on plan assets	(6.4)	(6.4)	(9.0)	(9.7)	—	—
Amortization of net loss (gain)	1.2	1.2	2.2	2.6	(0.2)	(0.2)
Amortization of prior service cost	—	—	—	0.1	—	—
Settlement (1)	—	—	—	4.4	—	—
Net periodic benefit (income) cost (2)	$(1.4)	$(1.4)	$2.9	$7.0	$(0.2)	$(0.2)

(1)
Settlement of $4.4 million resulting from the wind-up of the ACCO Brands Canada Salaried and Hourly pension plans which was completed in the second quarter of 2024.
(2)
The components of net periodic benefit (income) cost, other than service cost, are included in the line "Non-operating pension expense" in the Consolidated Statements of Income (Loss).

We expect to contribute approximately $16.6 million to our defined benefit plans in 2025. For the six months ended June 30, 2025, we have contributed $8.0 million to these plans.

7. Stock-Based Compensation

The following table summarizes our stock-based compensation expense, including stock options, restricted stock units ("RSUs") and performance stock units ("PSUs"), for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Stock option compensation expense	$—	$0.1	$0.1	$0.3
RSU compensation expense	1.5	1.4	4.9	5.0
PSU compensation expense	(1.0)	1.0	3.3	2.3
Total stock-based compensation expense	$0.5	$2.5	$8.3	$7.6

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

We generally recognize expense for stock-based awards ratably over the vesting period. During the second quarter of 2025, stock compensation grants were made consisting of 579,740 PSUs; in addition, the Company's Board of Directors approved the annual stock compensation grant to eligible non-employee directors, which consisted of 263,160 RSUs.

The following table summarizes our unrecognized compensation expense and the weighted-average period over which the expense will be recognized as of June 30, 2025:

	June 30, 2025
(in millions, except weighted average years)	Unrecognized Compensation Expense	Weighted Average Years Expense To Be Recognized Over
Stock options	—	0.2
RSUs	$9.1	2.1
PSUs	$4.7	1.5

8. Inventories

The components of inventories were as follows:

(in millions)	June 30, 2025	December 31, 2024
Raw materials	$45.2	$35.9
Work in process	4.3	3.3
Finished goods	264.3	231.2
Total inventories	$313.8	$270.4

9. Goodwill and Identifiable Intangible Assets

Goodwill

We test goodwill for impairment at least annually as of our measurement date of May 31st and on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has occurred.

During the second quarter ended June 30, 2025, we performed a qualitative assessment of impairment on goodwill for each of our two reporting units. We considered events and circumstances that may affect the fair value of each reporting unit to determine whether it is necessary to perform the quantitative impairment test. We focused on events and circumstances that could affect the significant inputs, including, but not limited to, financial performance, such as negative or declining cash flows, a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods, competitive, economic, industry and market considerations, and other factors that have or could impact each of our reporting units. The results of our qualitative assessment, as of our measurement date of May 31, 2025, was that there were no triggering events that would make it more likely than not that an impairment loss to our goodwill has been incurred for either of our two reporting units.

We believe the assumptions used in our assessment were appropriate. However, given the economic environment and uncertainties that can negatively impact our business, there can be no assurance that our estimates and assumptions, made for purposes of our second quarter assessment, will prove to be an accurate prediction of the future. If our estimates and assumptions are not realized, or if future events or circumstances indicate that it is more likely than not that an impairment loss has been incurred, we may be required to perform a quantitative goodwill impairment test which may result in recording an impairment charge in future periods.

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Changes in the net carrying amount of goodwill by segment were as follows:

(in millions)	ACCO Brands Americas	ACCO Brands International	Total
Balance at December 31, 2024	$253.3	$193.1	$446.4
Acquisitions(1)	—	4.2	4.2
Foreign currency translation	1.3	19.9	21.2
Balance at June 30, 2025	$254.6	$217.2	$471.8
(1)
Represents goodwill from the Buro Acquisition.

The goodwill balance includes $530.8 million of accumulated impairment losses as of December 31, 2024 and June 30, 2025.

Identifiable Intangible Assets

We test our indefinite-lived intangible for impairment at least annually as of our measurement date of May 31st and on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has occurred.

During the second quarter ended June 30, 2025, we performed our annual assessment, on a qualitative basis, on our indefinite-lived trade name. We considered events and circumstances that may affect the fair value of our indefinite-lived trade name to determine whether it is necessary to perform the quantitative impairment test. We focused on events and circumstances that could affect the significant inputs, including, but not limited to, revenue growth rates, economic and market trends, royalty rate, discount rate, and other expectations about the anticipated short-term and long-term operating results. The results of our qualitative assessment, as of our measurement date of May 31, 2025, was that there were no triggering events that would make it more likely than not that an impairment loss to our indefinite-lived trade name has been incurred.

We believe the assumptions used in our assessment were appropriate. However, given the economic environment and uncertainties that can negatively impact our business, there can be no assurance that our estimates and assumptions, made for purposes of our second quarter assessment, will prove to be an accurate prediction of the future. If our estimates and assumptions are not realized, or if future events or circumstances indicate that it is more likely than not that an impairment loss has been incurred, we may be required to perform a quantitative impairment test on our indefinite-lived trade name which may result in recording an impairment charge in future periods.

The gross carrying value and accumulated amortization by class of identifiable intangible assets as of June 30, 2025 and December 31, 2024, were as follows:

	June 30, 2025			December 31, 2024
(in millions)	Gross Carrying Amounts	Accumulated Amortization	Net Book Value	Gross Carrying Amounts	Accumulated Amortization	Net Book Value
Indefinite-lived intangible assets:
Trade names(2)	$101.2	$(44.5)	$56.7	$101.2	$(44.5)	$56.7
Amortizable intangible assets:
Trade names	657.9	(174.0)	483.9	627.5	(157.5)	470.0
Customer and contractual relationships	370.7	(250.8)	119.9	350.7	(230.0)	120.7
Vendor relationships	82.4	(24.9)	57.5	82.4	(22.2)	60.2
Patents	8.2	(6.7)	1.5	7.8	(5.8)	2.0
Subtotal	1,119.2	(456.4)	662.8	1,068.4	(415.5)	652.9
Total identifiable intangibles	$1,220.4	$(500.9)	$719.5	$1,169.6	$(460.0)	$709.6

(2)
Accumulated amortization prior to the adoption of authoritative guidance on goodwill and other intangible assets, at which time further amortization ceased.

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company's intangible amortization expense for the three and six months ended June 30, 2025 was $11.6 million and $22.9 million, respectively, and $10.9 million and $21.5 million for the three and six months ended June 30, 2024, respectively.

Estimated amortization expense for amortizable intangible assets, as of June 30, 2025, for the current year and the next five years is as follows:

(in millions)	2025	2026	2027	2028	2029	2030
Estimated amortization expense(3)	$45.3	$43.3	$41.0	$38.9	$37.2	$36.3

(3)
Actual amounts of amortization expense may differ from estimated amounts due to changes in foreign currency exchange rates, additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets and other events.

Acquired Identifiable Intangibles

Buro Acquisition

The valuation of identifiable intangible assets of $5.8 million acquired in the Buro Acquisition includes an amortizable trade name "Buro," and amortizable customer relationships, which have been recorded at their estimated fair values. The fair value of the trade name was determined using the relief from royalty method, which is based on the present value of royalty fees derived from projected revenues. The fair value of the customer relationships was determined using the multi-period excess earning method which is based on the present value of the projected after-tax cash flows adjusted for contributory asset charges.

The allocation of the identifiable intangibles acquired in the Buro Acquisition was as follows:

(in millions)	Fair Value	Remaining Useful Life
Trade name	$1.9	20 years
Customer relationships	3.9	9 years
Total identifiable intangibles acquired	$5.8

10. Restructuring

The Company recorded $9.4 million and $11.7 million of net restructuring expense for the three and six months ended June 30, 2025, respectively, which were primarily for severance in our International segment and other costs associated with our continuing footprint rationalization and cost reduction programs in both the Americas and International segments. The Company recorded a $0.3 million and $0.6 million net reduction in the restructuring provision for the three and six months ended June 30, 2024, respectively.

The summary of the activity in the restructuring liability for the six months ended June 30, 2025 was as follows:

(in millions)	Balance at December 31, 2024	Provision	Cash Expenditures	Non-cash Items/Currency Change	Balance at June 30, 2025
Employee termination costs	$26.6	$9.6	$(13.6)	$0.7	$23.3
Other	—	2.1	(2.1)	0.1	0.1
Total restructuring liability(1)	$26.6	$11.7	$(15.7)	$0.8	$23.4

(1)
We expect $15.6 million of the remaining $23.4 million of restructuring costs to be paid in the next twelve months.

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The summary of the activity in the restructuring liability for the six months ended June 30, 2024 was as follows:

(in millions)	Balance at December 31, 2023	Provision	Cash Expenditures	Non-cash Items/Currency Change	Balance at June 30, 2024
Employee termination costs	$27.5	$(0.9)	$(8.6)	$(0.3)	$17.7
Other	0.9	0.3	(0.6)	—	0.6
Total restructuring liability	$28.4	$(0.6)	$(9.2)	$(0.3)	$18.3

11. Income Taxes

For the three months ended June 30, 2025, we recorded an income tax benefit of $6.5 million on income before taxes of $22.7 million. For the three months ended June 30, 2024, we recorded income tax benefit of $2.2 million on a loss before taxes of $127.4 million. The $4.3 million increase in income tax benefit for the three months ended June 30, 2025, was primarily attributable to the net tax benefit from settling the Brazil Tax Assessments (as defined below). This was partially offset by higher tax expense resulting from increased earnings before tax, compared to same period in 2024, which included a non-cash goodwill impairment charge that carried no associated tax benefit.

For the six months ended June 30, 2025, we recorded an income tax benefit of $9.8 million on income before taxes of $6.2 million. For the six months ended June 30, 2024, we recorded income tax benefit of $1.2 million on a loss before taxes of $132.7 million. The $8.6 million increase in income tax benefit for the six months ended June 30, 2025, was primarily attributable to the net tax benefit from settling the Brazil Tax Assessments. This was partially offset by higher tax expense resulting from increased earnings before tax, compared to same period in 2024, which included a non-cash goodwill impairment charge that carried no associated tax benefit.

The U.S. federal statute of limitations remains open for the years 2021 and forward. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from 2 to 6 years. Years still open to examination by foreign tax authorities in major jurisdictions include Australia (2020 forward), Brazil (2020 forward), Canada (2020 forward), Germany (2020 forward), Sweden (2023 forward) and the U.K. (2023 forward). We are currently under examination in certain foreign and U.S. jurisdictions.

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted into law. The OBBBA includes significant provisions, such as allowing for accelerated tax deductions for qualified property and research expenditures, and reinstating the use of earnings before interest, taxes, depreciation, and amortization in determining tax deductions related to business interest expense. In addition to the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, the OBBBA also modifies the international tax framework and restores favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently assessing its impact on our consolidated financial statements.

Organisation for Economic Co-operation and Development (“OECD”) Global Anti-Base Erosion Model Rules (Pillar Two)

Legislatures and taxing authorities in many jurisdictions in which we operate may enact changes to, or seek to enforce, novel interpretations of their tax rules. These changes may include modifications that can be temporary or permanent. For example, the Organisation for Economic Cooperation and Development (the "OECD"), the European Union and other countries (including countries in which we operate) have committed to enacting substantial changes to numerous long-standing tax principles impacting how large multinational enterprises are taxed. In particular, the OECD's Pillar Two initiative introduces a 15% global minimum tax (the "Global Minimum Tax") applied on a country-by-country basis and some jurisdictions have enacted a Global Minimum Tax effective January 1, 2024 while others are still evaluating the situation. As of June 30, 2025, there was no impact to our effective tax rate resulting from the enactment of a Global Minimum Tax in the jurisdictions in which we operate.

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

ACCO Brazil challenged both the foregoing assessments at the administrative level in the Brazilian Administrative Court of Tax Appeals ("BACTA"). Following adverse decisions from the BACTA concerning the deductibility of goodwill, ACCO Brazil appealed the decisions to the Brazilian judicial courts. Although we believed we had meritorious defenses, because there is no settled legal precedent on which to base a definitive opinion as to whether we would ultimately prevail, we considered the outcome of these disputes to be uncertain. Since it was not more likely than not that we would prevail, in 2012 we recorded an initial reserve in the amount of $44.5 million (at December 31, 2012 exchange rates) in consideration of this contingency, of which $43.3 million was recorded as an adjustment to the purchase price, and which included the 2007-2012 tax years plus penalties and interest through December 2012. Between the time we recorded this initial reserve and June 13, 2025, we adjusted the reserve for various developments affecting the contingency, and on that date, we had reserved $20.5 million in tax, penalties and interest (at June 13, 2025 exchange rates and reported in "Other non-current liabilities").

While the judicial appeals were pending, in January 2025, the Attorney General's Office of the Brazilian National Treasury ("Brazilian Treasury") offered an amnesty program in which it agreed to dismiss with prejudice any pending goodwill cases in exchange for the payment of at least 35% of the outstanding assessment principal, interest and legal fees on or before June 30, 2025. After considering this offer and to avoid further expense and uncertainty, ACCO Brazil decided to participate in the amnesty program. The total amount of the settlement under this program was determined to be $7.1 million.

In June 2025, the Brazilian Treasury accepted ACCO Brazil's intent to participate in the amnesty program, and on June 30, 2025, the Company paid an initial installment of $2.0 million. Under the terms of the settlement, the remaining $5.1 million will be paid in monthly installments, including interest, through June 2026. Upon completion of these payments, the pending cases will be dismissed with prejudice, thereby resolving the matter.

Following the payment of the initial installment, the Company recorded a current income tax payable of $5.1 million for the future installments and released the remaining reserve of $20.5 million, resulting in a net tax benefit of $13.4 million.

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

12. Earnings per Share

The computation of earnings per share for the three and six months ended June 30, 2025 and 2024 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions except per share data)	2025	2024	2025	2024
Net income (loss)	$29.2	$(125.2)	$16.0	$(131.5)
Determination of shares:
Weighted-average number of common shares outstanding	91.6	96.8	92.5	96.3
Shares issuable on exercise of stock awards, net of shares assumed to be purchased out of proceeds at average market price	1.5	—	1.8	—
Average common shares outstanding for fully diluted computation(1)	93.1	96.8	94.3	96.3

Per share:
Basic income (loss) per share	$0.32	$(1.29)	$0.17	$(1.37)
Diluted income (loss) per share	$0.31	$(1.29)	$0.17	$(1.37)
Shares outstanding as of June 30,			90.1	95.8

(1)
Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.

For the three months ended June 30, 2025 and 2024, approximately 11.9 million and 9.3 million shares, respectively, and for the six months ended June 30, 2025 and 2024, approximately 11.0 million and 8.8 million shares, respectively, were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive.

Under our stock repurchase program, for each of the three months ended June 30, 2025 and 2024 and six months ended June 30, 2024, we did not repurchase or retire any shares. For the six months ended June 30, 2025, we repurchased and retired 3.2 million shares. For each of the six months ended June 30, 2025 and 2024, we acquired 0.2 million and 0.4 million shares, respectively, related to tax withholding for share-based compensation.

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

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Forward currency contracts are used to hedge foreign denominated inventory purchases for Europe, Australia, Canada, Japan and New Zealand, and are designated as cash flow hedges. Unrealized gains and losses on these contracts are deferred in Accumulated Other Comprehensive Income (Loss) ("AOCI") until the contracts are settled and the underlying hedged transactions relating to inventory purchases are recognized, at which time the deferred gains or losses will be reported in the "Cost of products sold" line in the Consolidated Statements of Income (Loss). As of June 30, 2025 and December 31, 2024, we had cash flow foreign exchange contracts outstanding with a U.S. dollar equivalent notional value of $92.3 million and $76.9 million, respectively, which were designated as hedges.

Forward currency contracts used to hedge foreign denominated intercompany loans are not designated as hedging instruments. Gains and losses on these derivative instruments are recognized within "Other expense (income), net" in the Consolidated Statements of Income (Loss) and are largely offset by the change in the current translated value of the hedged item. The periods of the forward foreign exchange contracts correspond to the periods of the hedged transactions, with some relating to intercompany loans which extend beyond June 2026. As of June 30, 2025 and December 31, 2024, we had foreign exchange contracts outstanding with a U.S. dollar equivalent notional value of $67.6 million and $73.6 million, respectively, which were not designated as hedges.

The following table summarizes the fair value of our derivative financial instruments as of June 30, 2025 and December 31, 2024:

	Fair Value of Derivative Instruments
	Derivative Assets			Derivative Liabilities
(in millions)	Balance Sheet Location	June 30, 2025	December 31, 2024	Balance Sheet Location	June 30, 2025	December 31, 2024
Derivatives designated as hedging instruments:
Foreign exchange contracts	Other current assets	$0.1	$4.0	Other current liabilities	$4.3	$—
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current assets	0.6	0.3	Other current liabilities	0.5	0.3
Foreign exchange contracts	Other non-current assets	4.0	9.0	Other non-current liabilities	4.0	9.0
Total derivatives		$4.7	$13.3		$8.8	$9.3

The following tables summarize the pre-tax effect of our derivative financial instruments on the condensed consolidated financial statements for the three and six months ended June 30, 2025 and 2024:

	The Effect of Derivative Instruments in Cash Flow Hedging Relationships on the Consolidated Financial Statements
	Amount of Gain (Loss) Recognized in AOCI (Effective Portion)		Location of (Gain) Loss Reclassified from AOCI to Income	Amount of (Gain) Loss Reclassified from AOCI to Income (Effective Portion)
	Three Months Ended June 30,			Three Months Ended June 30,
(in millions)	2025	2024		2025	2024
Cash flow hedges:
Foreign exchange contracts	$(4.8)	$0.6	Cost of products sold	$0.6	$(0.5)

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

	The Effect of Derivative Instruments in Cash Flow Hedging Relationships on the Consolidated Financial Statements
	Amount of Gain (Loss) Recognized in AOCI (Effective Portion)		Location of (Gain) Loss Reclassified from AOCI to Income	Amount of (Gain) Loss Reclassified from AOCI to Income (Effective Portion)
	Six Months Ended June 30,			Six Months Ended June 30,
(in millions)	2025	2024		2025	2024
Cash flow hedges:
Foreign exchange contracts	$(5.4)	$1.6	Cost of products sold	$(1.4)	$(0.9)

	The Effect of Derivatives Not Designated as Hedging Instruments on the Consolidated Financial Statements
	Location of (Gain) Loss Recognized in Income on Derivatives	Amount of (Gain) Loss Recognized in Income		Amount of (Gain) Loss Recognized in Income
		Three Months Ended June 30,		Six Months Ended June 30,
(in millions)		2025	2024	2025	2024
Foreign exchange contracts	Other expense (income), net	$0.5	$(3.4)	$0.6	$(2.1)

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

We have determined that our financial assets and liabilities described in "Note 13. Derivative Financial Instruments" are Level 2 in the fair value hierarchy. The following table sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2025 and December 31, 2024:

(in millions)	June 30, 2025	December 31, 2024
Assets:
Forward currency contracts	$4.7	$13.3
Liabilities:
Forward currency contracts	$8.8	$9.3

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

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The fair values of cash and cash equivalents, notes payable to banks, accounts receivable and accounts payable approximate carrying amounts due principally to their short maturities. The carrying amount of total debt was $987.3 million and $839.7 million and the estimated fair value of total debt was $918.4 million and $789.4 million at June 30, 2025 and December 31, 2024, respectively. The fair values are determined from quoted market prices, where available, and from using current interest rates based on credit ratings and the remaining terms of maturity.

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

15. Accumulated Other Comprehensive Income (Loss)

AOCI is defined as net income (loss) and other changes in stockholders’ equity from transactions and other events from sources other than stockholders. The components of, and changes in, AOCI were as follows:

(in millions)	Derivative Financial Instruments	Foreign Currency Adjustments	Unrecognized Pension and Other Post-retirement Benefit Costs	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2024	$2.1	$(415.9)	$(158.3)	$(572.1)
Other comprehensive income (loss) before reclassifications, net of tax	(3.8)	47.9	(9.0)	35.1
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(1.0)	—	2.6	1.6
Balance at June 30, 2025	$(2.7)	$(368.0)	$(164.7)	$(535.4)

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The reclassifications out of AOCI for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Location on Income Statement
Gain (loss) on cash flow hedges:
Foreign exchange contracts	$(0.6)	$0.5	$1.4	$0.9	Cost of products sold
Tax benefit	0.1	(0.1)	(0.4)	(0.3)	Income tax benefit
Net of tax	$(0.5)	$0.4	$1.0	$0.6
Defined benefit plan items:
Amortization of net actuarial loss(1)	$(1.6)	$(5.4)	$(3.2)	$(7.2)
Amortization of prior service cost(1)	—	(0.1)	—	(0.1)
Total before tax	(1.6)	(5.5)	(3.2)	(7.3)
Tax benefit	0.5	1.4	0.6	1.8	Income tax benefit
Net of tax	$(1.1)	$(4.1)	$(2.6)	$(5.5)

Total reclassifications for the period, net of tax	$(1.6)	$(3.7)	$(1.6)	$(4.9)

(1)
These AOCI components are included in the computation of net periodic benefit (income) cost for pension and post-retirement plans including $3.6 million resulting from the wind up of the ACCO Brands Canada Salaried and Hourly pension plans in the second quarter of 2024. See "Note 6. Pension and Other Retiree Benefits" for additional details.

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

Freight and distribution activities performed before the customer obtains control of the goods are not considered promised services under customer contracts and therefore are not distinct performance obligations. The Company has chosen to account for shipping and handling activities as a fulfillment activity and therefore accrues the expense of freight and distribution in "Cost of products sold" when products are shipped.

As of December 31, 2024, there was $2.9 million of unearned revenue associated with outstanding service or extended maintenance agreements ("EMAs"), primarily reported in "Other current liabilities." During the three and six months ended June 30, 2025, $0.6 million and $1.8 million of the unearned revenue was earned and recognized. As of June 30, 2025, the amount of unearned revenue from EMAs was $2.7 million. We expect to earn and recognize approximately $2.3 million of the unearned amount in the next 12 months and $0.4 million in periods beyond the next 12 months.

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present our net sales disaggregated by regional geography, based upon our operating segments and our net sales disaggregated by the timing of revenue recognition for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
United States	$190.4	$224.9	$318.2	$362.2
Canada	27.6	29.2	41.8	47.4
Latin America	30.5	38.2	62.4	79.9
ACCO Brands Americas	248.5	292.3	422.4	489.5

EMEA(1)	113.1	115.5	225.7	244.7
Australia/N.Z.	24.6	23.2	47.9	48.3
Asia	8.6	7.3	16.2	14.7
ACCO Brands International	146.3	146.0	289.8	307.7
Net sales(2)	$394.8	$438.3	$712.2	$797.2

(1) EMEA is comprised largely of Europe but also includes export sales to the Middle East and Africa.

(2) Net sales are attributed to geographic areas based on the location of the selling subsidiaries.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Product and services transferred at a point in time	$386.2	$429.8	$695.4	$778.7
Product and services transferred over time	8.6	8.5	16.8	18.5
Net sales	$394.8	$438.3	$712.2	$797.2

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

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company's two operating segments are as follows:

Operating Segment	Geography	Primary Brands	Primary Products
ACCO Brands Americas	United States, Canada and Latin America	Five Star®, PowerA®, Tilibra®, AT-A-GLANCE®, Kensington®, Quartet®, GBC®, Mead®, Swingline®, Barrilito®, Foroni® and Hilroy®	Note taking products, computer and gaming accessories; planners, workspace machines, tools and essentials; and dry erase boards and accessories.

ACCO Brands International	EMEA, Australia/N.Z., and Asia	Leitz®, Rapid®, Kensington®, Esselte®, Rexel®, PowerA®, GBC®, NOBO®, Franken®, Derwent®, Marbig®, Artline®*, Spirax® and Buro Seating® *Australia/N.Z. only	Filing and organization products; workspace machines, tools and essentials; computer and gaming accessories; dry erase boards and accessories; and writing and art products.

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

The operating results regularly provided to the CODM for our operating segments for the three and six months ended June 30, 2025 and 2024 were as follows:

	For The Three Months Ended June 30, 2025			For The Three Months Ended June 30, 2024
	ACCO Brands Americas	ACCO Brands International	Total	ACCO Brands Americas	ACCO Brands International	Total
Net sales	$248.5	$146.3	$394.8	$292.3	$146.0	$438.3
Cost of products sold	166.4	98.7	265.1	187.1	98.6	285.7
Gross profit	82.1	47.6	129.7	105.2	47.4	152.6

Sales and marketing expenses(1)	25.8	24.4	50.2	26.4	23.4	49.8
Administrative expenses(2)	13.2	10.7	23.9	15.7	12.2	27.9
Restructuring	0.8	8.6	9.4	—	(0.3)	(0.3)
Gain on the disposal of assets	(5.7)	(1.2)	(6.9)	—	—	—
Impairment of goodwill and intangible assets	—	—	—	165.2	—	165.2
All other(3)	7.3	4.3	11.6	6.6	4.3	10.9
Segment operating income (loss)	40.7	0.8	41.5	(108.7)	7.8	(100.9)
Corporate expense			8.5			10.3
Total consolidated operating income (loss)			33.0			(111.2)
Interest expense (income), net			8.9			11.6
Non-operating pension expense			0.6			4.8
Other expense (income), net			0.8			(0.2)
Income (loss) before income tax			$22.7			$(127.4)

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

	For The Six Months Ended June 30, 2025			For The Six Months Ended June 30, 2024
	ACCO Brands Americas	ACCO Brands International	Total	ACCO Brands Americas	ACCO Brands International	Total
Net Sales	$422.4	$289.8	$712.2	$489.5	$307.7	$797.2
Cost of products sold	286.8	196.1	482.9	328.0	206.2	534.2
Gross profit	135.6	93.7	229.3	161.5	101.5	263.0

Sales and marketing expenses(1)	51.6	47.0	98.6	53.4	46.9	100.3
Administrative expenses(2)	30.9	24.6	55.5	32.6	26.0	58.6
Restructuring	2.6	9.1	11.7	—	(0.6)	(0.6)
Gain on the disposal of assets	(5.7)	(1.2)	(6.9)	—	—	—
Impairment of goodwill and intangible assets	—	—	—	165.2	—	165.2
All other(3)	14.6	8.3	22.9	12.9	8.6	21.5
Segment operating income (loss)	41.6	5.9	47.5	(102.6)	20.6	(82.0)
Corporate expense			21.2			23.3
Total consolidated operating income (loss)			26.3			(105.3)
Interest expense (income), net			17.8			23.0
Non-operating pension expense			1.1			5.2
Other expense (income), net			1.2			(0.8)
Income (loss) before income tax			$6.2			$(132.7)

(1)
Sales and Marketing consists primarily of advertising, marketing, selling, customer service and research and development.
(2)
Administrative expense consists primarily of executive, finance, information technology and human resources expenses.
(3)
All other expense primarily consists of amortization of intangibles.

The following table presents the measure of operating segment assets used by the Company's CODM as of June 30, 2025 and December 31, 2024:

(in millions)	June 30, 2025	December 31, 2024
ACCO Brands Americas	$455.6	$418.0
ACCO Brands International	207.0	201.3
Total segment assets(4)	662.6	619.3
Goodwill	471.8	446.4
Identifiable intangibles, net	719.5	709.6
Property, plant and equipment, net	141.9	137.5
Unallocated assets(5)	381.8	315.6
Total assets	$2,377.6	$2,228.4

(4)
Segment assets represent assets that are regularly provided to the CODM and consist of accounts receivable less allowances and inventory.
(5)
Unallocated assets consist primarily of cash, deferred taxes, derivatives, prepaid pension assets, prepaid debt issuances costs and right of use asset, leases.

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Property, plant, and equipment, net by operating segment as of June 30, 2025 and December 31, 2024:

(in millions)	June 30, 2025	December 31, 2024
U.S.	$49.8	$51.1
Canada	0.9	0.9
Latin America	25.1	22.7
ACCO Brands Americas	75.8	74.7

ACCO Brands EMEA	56.7	53.5
Australia/N.Z.	8.8	8.7
Asia-Pacific	0.6	0.6
ACCO Brands International	66.1	62.8
Property, plant and equipment, net	$141.9	$137.5

Capital spend by operating segment as of June 30, 2025 and December 31, 2024:

(in millions)	June 30, 2025	December 31, 2024
ACCO Brands Americas	$7.0	$10.2
ACCO Brands International	2.3	6.8
Total capital spend	$9.3	$17.0

Depreciation expense by operating segment for three and six months ended June 30, 2025 and 2024 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
ACCO Brands Americas	$4.2	$4.4	$8.7	$9.4
ACCO Brands International	2.4	2.3	4.6	4.7
Total depreciation	$6.6	$6.7	$13.3	$14.1

18. Commitments and Contingencies

Pending Litigation - Brazil Tax Assessments

In connection with our May 1, 2012, acquisition of the Mead C&OP business, we assumed all of the tax liabilities for the acquired foreign operations including ACCO Brazil. In June 2025, we agreed with the Brazilian Treasury to settle the Brazil Tax Assessments pursuant to an amnesty program. For further information, see "Note 11. Income Taxes - Brazil Tax Assessments".

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

It is the opinion of management that the ultimate resolution of currently outstanding matters will not have a material adverse effect on our financial condition, results of operations or cash flow. However, there is no assurance that we will ultimately be successful in our defense of any of these matters or that an adverse outcome in any matter will not affect our results of operations,

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

financial condition or cash flow. Further, future claims, lawsuits and legal proceedings could materially and adversely affect our business, reputation, results of operations and financial condition.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three and six months ended June 30, 2025 and 2024 should be read in conjunction with the unaudited condensed consolidated financial statements of ACCO Brands Corporation and the accompanying notes contained therein.

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

Overview of Performance

The Company continues to be impacted by softer global demand primarily due to lower consumer and office spending, the weak macroeconomic conditions, and geopolitical instability. Additionally, our second quarter results were impacted by the new U.S. and reciprocal tariffs. We expect these collective global trends and the impact of evolving trade policy to continue to impact our results of operations.

During the second quarter, our net sales decreased $43.5 million, or 9.9 percent, compared to the prior year's second quarter. Sales were negatively impacted by disruptions in customers purchases due to uncertainty following the announcement of the tariffs early in the quarter. The net sales decline also reflects softer global demand for consumer and business products, partially offset by growth in sales of gaming accessories. Gross margin decreased 190 basis points reflecting lower sales volume, unfavorable fixed-cost absorption and impacts from tariffs.

We reported operating income of $33.0 million in the second quarter, compared to an operating loss of $111.2 million in the prior year's second quarter. The prior year operating loss was primarily due to non-cash impairment charges totaling $165.2 million related to goodwill and an indefinite-lived trade name within our Americas reporting unit. The current year quarter was impacted by lower sales volume, unfavorable fixed-cost absorption, and higher restructuring expense, partly offset by the benefit of cost reduction actions taken in the prior year, lower incentive compensation expense, and the gain on the sale of two of our facilities.

Our operating cash flow for the first six months was cash used of $33.4 million compared to cash provided of $2.6 million in the prior year primarily reflecting reductions in working capital. Our operating cash flow continues to be seasonal with a historic pattern of strong inflows during the second half of the year.

Impact and Potential Impact of Tariffs

During the second quarter of 2025, new U.S. tariffs resulted in customers changing their purchasing decisions, as well as higher costs, which reduced sales and gross profit for the Americas segment. We expect the environment and its impact on the demand for our products to remain uncertain throughout 2025 or until there is greater clarity on the tariffs. In reaction to the evolving tariff landscape, we have taken, and will continue to take, a number of actions:

•
Recently communicated price increases in the U.S.,
•
Invested in inventory arriving from countries with lower tariffs,
•
Moved sourcing of our U.S. products to countries where we believe tariffs will be lower over the long term,
•
Continuing to negotiate with suppliers on best terms, and
•
Expanding our SKU rationalization in the U.S. and offering our customers item substitutions for high-cost products.

For further information on our risks related to the impact of tariffs and changes in trade policies, see "Part II, Item 1A. Risk Factors" of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.

Consolidated Results of Operations for the Three and Six Months Ended June 30, 2025 and 2024

	Three Months Ended June 30,		Amount of Change		Six Months Ended June 30,		Amount of Change
(in millions, except per share data)	2025	2024	$	%/pts	2025	2024	$	%/pts
Net sales	$394.8	$438.3	$(43.5)	(9.9)%	$712.2	$797.2	$(85.0)	(10.7)%
Comparable sales (Non-GAAP)(1)	$392.2	$438.3	$(46.1)	(10.5)%	$721.3	$797.2	$(75.9)	(9.6)%

Gross profit	129.7	152.6	(22.9)	(15.0)%	229.3	263.0	(33.7)	(12.8)%
Gross profit margin	32.9%	34.8%			32.2%	33.0%

Selling, general and administrative expenses	82.6	88.0	(5.4)	(6.1)%	175.3	182.2	(6.9)	(3.8)%
Impairment of goodwill and intangible assets	—	165.2	(165.2)	NM	—	165.2	(165.2)	NM
Intangible amortization and other operating expense	14.1	10.6	3.5	33.0%	27.7	20.9	6.8	32.5%

Operating income (loss)	33.0	(111.2)	144.2	NM	26.3	(105.3)	131.6	NM
Operating income (loss) margin	8.4%	(25.4)%			3.7%	(13.2)%

Interest expense, net	8.9	11.6	(2.7)	(23.3)%	17.8	23.0	(5.2)	(22.6)%
Non-operating pension and other expense, net	1.4	4.6	(3.2)	NM	2.3	4.4	(2.1)	NM

Income (loss) before income tax	22.7	(127.4)	150.1	NM	6.2	(132.7)	138.9	NM
Income tax benefit	(6.5)	(2.2)	(4.3)	NM	(9.8)	(1.2)	(8.6)	NM
Effective tax rate	(28.6)%	1.7%			(158.1)%	0.9%

Net income (loss)	29.2	(125.2)	154.4	NM	16.0	(131.5)	147.5	NM
Diluted income (loss) per share	$0.31	$(1.29)	$1.60	NM	$0.17	$(1.37)	$1.54	NM

(1)
See reconciliation to GAAP contained in Part I, Item 2. "Supplemental Non-GAAP Financial Measure."

Net Sales

For the three months ended June 30, 2025, net sales decreased $43.5 million, or 9.9 percent. Favorable foreign exchange increased sales by $2.6 million, or 0.6 percent. Comparable net sales decreased 10.5 percent. The reported sales decline was driven by lower volume, which was down $44.5 million, or 10.2 percent, primarily from disruptions in customer purchasing including cancelled or delayed orders, due to uncertainty related to the tariffs and lower global demand for consumer and business products, partly offset by growth in gaming accessories sales.

For the six months ended June 30, 2025, net sales decreased $85.0 million, or 10.7 percent, including $9.1 million, or 1.1 percent from adverse foreign exchange. Comparable net sales decreased 9.6 percent. The reported sales decline was driven by lower volume, which was down $74.6 million, or 9.4 percent, primarily due to lower global demand for consumer and business products and technology accessories as well as disruptions in customer purchasing, including cancelled or delayed orders, due to uncertainty related to the tariffs.

Gross Profit

For the three months ended June 30, 2025, gross profit decreased $22.9 million, or 15.0 percent, primarily due to volume declines, unfavorable fixed-cost absorption and impacts from tariffs, partly offset by savings from the impact of our global cost reduction actions. Favorable foreign exchange increased gross profit by $1.3 million, or 0.9 percent.

For the six months ended June 30, 2025, gross profit decreased $33.7 million, or 12.8 percent, primarily due to volume declines, unfavorable fixed-cost absorption and impacts from tariffs, partly offset by savings from the impact of our global cost reduction actions. Adverse foreign exchange reduced gross profit by $2.3 million, or 0.9 percent.

Selling, General and Administrative Expenses ("SG&A")

For the three months ended June 30, 2025, SG&A decreased $5.4 million, or 6.1 percent. The decrease was due to the positive impact of global cost reductions and lower incentive compensation expense. Adverse foreign exchange increased SG&A by $0.8 million, or 0.9 percent.

For the six months ended June 30, 2025, SG&A decreased $6.9 million, or 3.8 percent. The decrease was due to the positive impact of global cost reductions. Favorable foreign exchange reduced SG&A by $1.5 million, or 0.8 percent.

Operating Income (Loss)

For the three months ended June 30, 2025, we reported operating income of $33.0 million, compared to an operating loss of $111.2 million in the prior year. The prior year operating loss was due to non-cash impairment charges totaling $165.2 million related to goodwill and an indefinite-lived trade name within our Americas reporting unit. The current year quarter was impacted by lower sales volume, unfavorable fixed-cost absorption and $9.7 million of higher restructuring expense, partly offset by a gain of $6.9 million related to the sale of our Sidney, New York and Barcelona, Spain facilities, the benefit of cost reduction actions taken in the prior year and lower incentive compensation expense. Foreign exchange did not impact operating loss.

For the six months ended June 30, 2025, we reported operating income of $26.3 million, compared to an operating loss of $105.3 million in the prior year. The prior year operating loss was due to a non-cash impairment charges as noted above. The current year period was impacted by lower sales volume, unfavorable fixed-cost absorption and $12.3 million of higher restructuring expense, partly offset by a gain of $6.9 million as noted above and the benefit of cost reduction actions taken in the prior year. Adverse foreign exchange increased operating loss by $1.0 million, or 0.9 percent.

Interest Expense, Net

For the three months ended June 30, 2025, interest expense, net decreased $2.7 million, or 23.3 percent, primarily due to lower variable interest rates on lower variable debt balances versus the prior year.

For the six months ended June 30, 2025, interest expense, net decreased $5.2 million, or 22.6 percent, primarily due to lower variable interest rates on lower variable debt balances versus the prior year. The weighted average interest rate on $412.3 million of outstanding variable rate debt as of June 30, 2025 decreased to 4.76 percent from 6.22 percent in the prior year.

Income Tax Benefit

For the three months ended June 30, 2025, we recorded an income tax benefit of $6.5 million on income before taxes of $22.7 million. For the three months ended June 30, 2024, we recorded an income tax benefit of $2.2 million on a loss before taxes of $127.4 million. In June 2025, the Company entered into a settlement related to the Brazil Tax Assessments resulting in a net tax benefit of $13.4 million.

For the six months ended June 30, 2025, we recorded an income tax benefit of $9.8 million on income before taxes of $6.2 million. For the six months ended June 30, 2024, we recorded an income tax benefit of $1.2 million on a loss before taxes of $132.7 million.

See "Note 11. Income Taxes" for more information, including information regarding the settlement of the Brazil Tax Assessments.

Segment Net Sales and Operating Income for the Three and Six Months Ended June 30, 2025 and 2024

ACCO Brands Americas

	Three Months Ended June 30,		Amount of Change			Six Months Ended June 30,		Amount of Change
(in millions)	2025	2024	$	%/pts		2025	2024	$	%/pts
Net sales	$248.5	$292.3	$(43.8)	(15.0)%		$422.4	$489.5	$(67.1)	(13.7)%
Comparable sales (Non-GAAP)⁽¹⁾	$251.6	$292.3	$(40.7)	(13.9)%		$432.5	$489.5	$(57.0)	(11.6)%

Segment operating income (loss)⁽²⁾	40.7	(108.7)	149.4	NM		41.6	(102.6)	144.2	NM
Segment operating income (loss) margin	16.4%	(37.2)%		53.6	pts	9.8%	(21.0)%		30.8	pts

(1)
See reconciliation to GAAP contained in Part I, Item 2. "Supplemental Non-GAAP Financial Measure."
(2)
Segment operating income (loss) excludes corporate costs. See "Part I, Item 1. Note 17. Information on Operating Segments" for a reconciliation of total "Segment operating income (loss)" to "Income (Loss) before income tax."

For the three months ended June 30, 2025, net sales decreased $43.8 million, or 15.0 percent, including $3.1 million, or 1.1 percent, from adverse foreign exchange. Comparable net sales decreased 13.9 percent. The reported sales decline was driven by lower volume, which was down $35.9 million, or 12.3 percent, primarily from disruptions in customer purchasing, including cancelled or delayed orders due to uncertainty related to the tariffs, as well as lower demand for certain consumer and business products partly offset by growth in gaming accessories sales. Price and program reductions of $5.0 million, or 1.7 percent, which primarily reflect resolution of various customer contract negotiations, also contributed to the decline.

For the six months ended June 30, 2025, net sales decreased $67.1 million, or 13.7 percent, including $10.1 million, or 2.1 percent, from adverse foreign exchange. Comparable net sales decreased 11.6 percent. The reported sales decline was driven by lower volume, which was down $49.4 million, or 10.1 percent, primarily due to lower demand for consumer and business products and technology accessories as well as disruptions in customer purchasing, including cancelled or delayed orders, due to uncertainty related to the tariffs. Price and program reductions of $7.7 million, or 1.6 percent, which primarily reflect resolution of various customer contract negotiations, also contributed to the decline.

For the three months ended June 30, 2025, we reported operating income of $40.7 million, compared to an operating loss of $108.7 million. The prior year operating loss was due to non-cash impairment charges totaling $165.2 million related to goodwill and an indefinite-lived trade name. The current year quarter was impacted by lower sales volume, unfavorable fixed-cost absorption and impacts from tariffs, partly offset by cost savings and the gain on the sale of our Sidney, New York facility of $5.7 million.

For the six months ended June 30, 2025, we reported operating income of $41.6 million, compared to an operating loss of $102.6 million. The prior year operating loss was due to non-cash impairment charges as noted above. The current year was impacted by lower sales volume, unfavorable fixed-cost absorption and higher restructuring expense of $2.6 million in the current year, partly offset by cost savings and the gain of $5.7 million noted above. Adverse foreign exchange reduced operating income $0.6 million, or 0.6 percent.

ACCO Brands International

	Three Months Ended June 30,		Amount of Change			Six Months Ended June 30,		Amount of Change
(in millions)	2025	2024	$	%/pts		2025	2024	$	%/pts
Net sales	$146.3	$146.0	$0.3	0.2%		$289.8	$307.7	$(17.9)	(5.8)%
Comparable sales (Non-GAAP)⁽¹⁾	$140.6	$146.0	$(5.4)	(3.7)%		$288.8	$307.7	$(18.9)	(6.1)%

Segment operating income⁽²⁾	0.8	7.8	(7.0)	(89.7)%		5.9	20.6	(14.7)	(71.4)%
Segment operating (loss) income margin	0.5%	5.3%		(4.8)	pts	2.0%	6.7%		(4.7)	pts

(1)
See reconciliation to GAAP contained in Part I, Item 2. "Supplemental Non-GAAP Financial Measure."
(2)
Segment operating income excludes corporate costs. See "Part I, Item 1. Note 17. Information on Operating Segments" for a reconciliation of total "Segment operating (loss) income" to "Income (Loss) before income tax."

For the three months ended June 30, 2025, net sales increased $0.3 million or 0.2 percent. Favorable foreign exchange increased net sales $5.7 million, or 3.9 percent. Comparable net sales decreased 3.7 percent. The reported sales reflect lower volume, which was down $8.6 million, or 5.9 percent, primarily due to reduced demand for business products, partly offset by the benefit of price increases of $3.4 million, or 2.3 percent, and the Buro Acquisition, and growth in gaming accessories sales.

For the six months ended June 30, 2025, net sales decreased $17.9 million or 5.8 percent. Favorable foreign exchange increased net sales $1.0 million, or 0.3 percent. Comparable net sales decreased 6.1 percent. The reported sales decline was driven by lower volume, which was down $25.2 million, or 8.2 percent, primarily due to reduced demand for business products, partly offset by growth in technology accessories sales and the benefit of price increases of $6.4 million, or 2.1 percent.

For the three months ended June 30, 2025, we reported an operating income of $0.8 million compared to operating income of $7.8 million primarily due to higher restructuring costs of $8.9 million in the current quarter and lower sales volume, partly offset by lower incentive compensation expense, cost savings, price increases and the gain on sale of our Barcelona, Spain facility for $1.2 million. Foreign exchange did not impact operating income.

For the six months ended June 30, 2025, operating income decreased $14.7 million primarily due to lower sales volume, and higher restructuring costs of $9.7 million in the current year, partly offset by cost savings and price increases. Adverse foreign exchange reduced operating income $0.4 million, or 1.9 percent.

Liquidity and Capital Resources

Our primary liquidity needs are to support our working capital requirements, service indebtedness and fund capital expenditures, dividends, stock repurchases and acquisitions. Our principal sources of liquidity are cash flows from operating activities, cash and cash equivalents held, and seasonal borrowings under our $467.5 million multi-currency revolving credit facility (the "Revolving Facility"). As of June 30, 2025, there was $252.6 million in borrowings outstanding under the Revolving Facility ($12.2 million reported in "Current portion of long-term debt" and $240.4 million reported in "Long-term debt, net"), and the amount available for borrowings was $206.8 million (allowing for $8.1 million of letters of credit outstanding on that date). We had $133.3 million in cash on hand as of June 30, 2025.

As of June 30, 2025, our Consolidated Leverage Ratio was approximately 4.29 to 1.00 versus our maximum covenant of 4.50 to 1.00. We have no debt maturities before March 2029.

Our priorities for cash flow use, after funding business operations, include debt reduction, dividends, share repurchases and funding strategic acquisitions. The continued declaration and payment of dividends is at the discretion of the Board of Directors, and dividends and share repurchases are dependent upon, among other things, market conditions, the Company's financial position, results of operations, cash flow and other factors.

The $412.3 million of debt currently outstanding under our senior secured credit facilities had a weighted average interest rate of 4.76 percent as of June 30, 2025, and the $575.0 million outstanding principal amount of our senior unsecured notes due March 2029 have a fixed interest rate of 4.25 percent.

Because of the seasonality of our business, generally our operating cash flow is generated in the second half of the year, as the cash inflows in the first and second quarters are consumed building working capital and making our annual performance-based compensation payments when earned. Our third and fourth quarter cash flows come from completing the working capital cycle.

Amendment to Credit Agreement

Effective July 29, 2025, we entered into an amendment to the Credit Agreement, which, among other things, increases our maximum Consolidated Leverage Ratio financial covenant to 4.50x for the third and fourth quarters of 2025, to 4.75x for the first and second quarters of 2026 and to 4.25x for the third and fourth quarters of 2026. Thereafter, the maximum Consolidated Leverage Ratio will return to 4.50x for all first and second fiscal quarters and 4.00x for all third and fourth quarters. In addition, it modifies certain covenant baskets related to liens, indebtedness and restricted payments through December 31, 2026. The amendment also requires that $35.0 million in outstanding principal amount under the term loan facility will be repaid on or before September 30, 2025.

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

In January 2024, the Company announced a multi-year restructuring and cost savings program, with currently anticipated annualized pre-tax cost savings of approximately $100.0 million by the end of 2026. The program incorporates initiatives to simplify and delayer the Company's operating structure and reduce costs through headcount reductions, supply chain optimization, global footprint rationalization, and better leveraging the Company's sourcing capabilities. Since inception, the Company has realized over $40.0 million in pre-tariff savings.

For additional details, see "Note 10. Restructuring" to the condensed consolidated financial statements contained in "Part I, Item 1. Financial Information" of this Quarterly Report on Form 10-Q.

Cash Flow for the Six Months Ended June 30, 2025 and 2024

During the six months ended June 30, 2025, our cash and cash equivalents increased $59.2 million, as compared to an increase of $46.3 million in the first six months of the prior year. The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
(in millions)	2025	2024	Amount of Change
Net cash flow provided (used) by:
Operating activities	$(33.4)	$2.6	$(36.0)
Investing activities	(0.4)	(4.8)	4.4

Net borrowings	115.3	67.7	47.6
Dividends paid	(13.5)	(14.3)	0.8
All other financing	(16.0)	(1.9)	(14.1)
Financing activities	85.8	51.5	34.3
Effect of foreign exchange rate changes on cash and cash equivalents	7.2	(3.0)	10.2
Net increase in cash and cash equivalents	$59.2	$46.3	$12.9

Cash Flow from Operating Activities

Cash used by operating activities during the six months ended June 30, 2025, was driven by cash used for trade working capital of $11.2 million, which includes accounts receivable, inventory, and accounts payable as well as by a net cash outflow from other assets and liabilities of $76.7 million including cash payments for restructuring, taxes, interest, pensions, and incentives. These were partly offset by cash inflows of $54.5 million after excluding non-cash impacts primarily from amortization of intangibles, depreciation, stock-based compensation expense, and the gain on the sale of our facilities in Sidney, New York and Barcelona, Spain from our net income.

Cash provided by operating activities during the six months ended June 30, 2024, was driven by cash inflows of $78.6 million after excluding non-cash impacts primarily from amortization of intangibles, depreciation, stock-based compensation expense, and non-cash goodwill and intangible asset impairment charges from our net loss. Cash was also provided by trade working capital of $26.9 million, which includes accounts receivable, inventory, and accounts payable. These were partly offset by a net cash outflow of $102.9 million from all other assets and liabilities including cash payments for restructuring, taxes, interest, pensions, and incentives.

Cash Flow from Investing Activities

Cash used by investing activities during the six months ended June 30, 2025, was due to $10.1 million of cash used for the Buro Acquisition as well as capital expenditures, largely offset by $16.5 million in proceeds from the sale of our facilities in Sidney, New York and Barcelona, Spain.

Cash used by investing activities during the six months ended June 30, 2024, was primarily due to capital expenditures.

Cash Flow from Financing Activities

Cash provided by financing activities during the six months ended June 30, 2025, was primarily due to borrowings exceeding debt repayments, partly offset by dividend payments and $15.1 million in repurchases of common stock.

Cash provided by financing activities during the six months ended June 30, 2024, was primarily due to borrowings exceeding debt repayments, partly offset by dividend payments.

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

The following tables provide a reconciliation of GAAP net sales as reported to non-GAAP comparable sales:

	Comparable Sales - Three Months Ended June 30, 2025
		Non-GAAP

(in millions)	GAAP Net Sales	Currency Translation	Comparable Sales
ACCO Brands Americas	$248.5	$(3.1)	$251.6
ACCO Brands International	146.3	5.7	140.6
Total	$394.8	$2.6	$392.2

	Amount of Change - Three Months Ended June 30, 2025 compared to the Three Months Ended June 30, 2024
	$ Change - Net Sales
		Non-GAAP

(in millions)	GAAP Net Sales Change	Currency Translation	Comparable Sales Change
ACCO Brands Americas	$(43.8)	$(3.1)	$(40.7)
ACCO Brands International	0.3	5.7	(5.4)
Total	$(43.5)	$2.6	$(46.1)

	% Change - Net Sales
		Non-GAAP

	GAAP Net Sales Change	Currency Translation	Comparable Sales Change
ACCO Brands Americas	(15.0)%	(1.1)%	(13.9)%
ACCO Brands International	0.2%	3.9%	(3.7)%
Total	(9.9)%	0.6%	(10.5)%

	Comparable Sales - Six Months Ended June 30, 2025
		Non-GAAP

(in millions)	GAAP Net Sales	Currency Translation	Comparable Sales
ACCO Brands Americas	$422.4	$(10.1)	$432.5
ACCO Brands International	289.8	1.0	288.8
Total	$712.2	$(9.1)	$721.3

	Amount of Change - Six Months Ended June 30, 2025 compared to the Six Months Ended June 30, 2024
	$ Change - Net Sales
		Non-GAAP

(in millions)	GAAP Net Sales Change	Currency Translation	Comparable Sales
ACCO Brands Americas	$(67.1)	$(10.1)	$(57.0)
ACCO Brands International	(17.9)	1.0	(18.9)
Total	$(85.0)	$(9.1)	$(75.9)

	% Change - Net Sales
		Non-GAAP

	GAAP Net Sales Change	Currency Translation	Comparable Sales
ACCO Brands Americas	(13.7)%	(2.1)%	(11.6)%
ACCO Brands International	(5.8)%	0.3%	(6.1)%
Total	(10.7)%	(1.1)%	(9.6)%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk" of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to Foreign Exchange Risk Management or Interest Rate Risk Management in the quarter ended June 30, 2025 or through the date of this report.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision of the Chief Executive Officer and the Chief Financial Officer, and with the participation of our Disclosure Committee, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2025.

(b) Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are various claims, lawsuits and pending actions against us incidental to our operations, including the income tax assessments against our Brazilian subsidiary, ACCO Brands Brasil Ltda. (the "Brazil Tax Assessments"), In June 2025, we agreed with the Brazilian Treasury to settle the Brazil Tax Assessments pursuant to an amnesty program. For more information, see "Part I, Item 1. Note 11. Income Taxes, Brazil Tax Assessments" to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

It is the opinion of management that the ultimate resolution of currently outstanding matters will not have a material adverse effect on our financial condition, results of operations or cash flow. However, there is no assurance that we will ultimately be successful in our defense of any of these matters or that an adverse outcome in any matter will not affect our results of operations, financial condition or cash flow. Further, future claims, lawsuits and legal proceedings could materially and adversely affect our business, reputation, results of operations, and financial condition.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in "Part I, Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2024, except as updated under "Part II, Item 1A. Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable.

(b) Not applicable.

(c) Common Stock Purchases

The following table provides information about our purchases of equity securities during the quarter ended June 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
April 1, 2025 to April 30, 2025	—	$—	—	$75,645,700
May 1, 2025 to May 31, 2025	—	—	—	75,645,700
June 1, 2025 to June 30, 2025	—	—	—	75,645,700
Total	—	$—	—	$75,645,700

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2025, no director or officer of the Company who is required to file reports under Section 16 of the Exchange Act informed us that he or she adopted, materially modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

10.1

Second Amendment to 2022 ACCO Brands Corporation Incentive Plan (incorporated by reference to Exhibit 99.2 to ACCO Brands Corporation’s Registration Statement on Form S-8 filed with the SEC on May 20, 2025 File No. 001-08454))

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

Date: August 1, 2025