Form 10-Q
period 2025-09-30
ACCO BRANDS Corp
filed 2025-10-31
CIK 712034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2025

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

As of October 23, 2025, the registrant had outstanding 90,136,133 shares of Common Stock.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACCO Brands Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30, 2025	December 31, 2024
(in millions)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$82.5	$74.1
Accounts receivable, net	296.4	348.9
Inventories	315.3	270.4
Other current assets	38.3	38.1
Total current assets	732.5	731.5
Total property, plant and equipment	525.3	505.5
Less: accumulated depreciation	(385.3)	(368.0)
Property, plant and equipment, net	140.0	137.5
Right of use asset, leases	82.3	81.0
Deferred income taxes	101.1	89.3
Goodwill	472.4	446.4
Identifiable intangibles, net	708.9	709.6
Other non-current assets	21.3	33.1
Total assets	$2,258.5	$2,228.4
Liabilities and Stockholders' Equity
Current liabilities:
Notes payable	$10.6	$10.5
Current portion of long-term debt	25.2	40.8
Accounts payable	175.7	167.3
Accrued compensation	35.2	43.2
Accrued customer program liabilities	66.3	78.5
Lease liabilities	22.7	21.5
Other current liabilities	100.9	128.5
Total current liabilities	436.6	490.3
Long-term debt, net	837.7	783.3
Long-term lease liabilities	66.1	66.9
Deferred income taxes	122.2	111.9
Pension and post-retirement benefit obligations	122.0	117.2
Other non-current liabilities	29.9	52.7
Total liabilities	1,614.5	1,622.3
Stockholders' equity:
Common stock	1.0	1.0
Treasury stock	(47.9)	(47.0)
Paid-in capital	1,906.7	1,911.8
Accumulated other comprehensive loss	(526.6)	(572.1)
Accumulated deficit	(689.2)	(687.6)
Total stockholders' equity	644.0	606.1
Total liabilities and stockholders' equity	$2,258.5	$2,228.4

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries

Consolidated Statements of Income (Loss)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2025	2024	2025	2024
Net sales	$383.7	$420.9	$1,095.9	$1,218.1
Cost of products sold	257.1	284.0	740.0	818.2
Gross profit	126.6	136.9	355.9	399.9
Operating costs and expenses:
Selling, general and administrative expenses	87.4	92.2	262.7	274.4
Amortization of intangibles	11.7	11.7	34.6	33.2
Restructuring	1.5	6.7	13.2	6.1
Gain on disposal of assets	—	—	(6.9)	—
Impairment of goodwill and intangible assets	—	—	—	165.2
Total operating costs and expenses	100.6	110.6	303.6	478.9
Operating income (loss)	26.0	26.3	52.3	(79.0)
Non-operating expense (income):
Interest expense	12.5	13.7	35.2	40.8
Interest income	(3.0)	(2.0)	(7.9)	(6.1)
Non-operating pension expense	0.7	0.4	1.8	5.6
Other expense (income), net	1.1	0.4	2.3	(0.4)
Income (loss) before income tax	14.7	13.8	20.9	(118.9)
Income tax expense	10.7	4.5	0.9	3.3
Net income (loss)	$4.0	$9.3	$20.0	$(122.2)

Per share:
Basic income (loss) per share	$0.04	$0.10	$0.22	$(1.27)
Diluted income (loss) per share	$0.04	$0.09	$0.21	$(1.27)

Weighted average number of shares outstanding:
Basic	91.7	96.0	92.1	96.2
Diluted	93.3	97.5	93.9	96.2

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Net income (loss)	$4.0	$9.3	$20.0	$(122.2)
Other comprehensive income (loss) net of tax:
Unrealized gain (loss) on derivative instruments, net of tax (expense) benefit of $(0.5) and 0.5 and $1.5 and $0.3, respectively	1.2	(1.3)	(3.6)	(0.7)
Foreign currency translation adjustments, net of tax benefit (expense) of $0.7 and $(0.4) and $1.5 and $(0.9), respectively	3.6	13.1	51.5	(23.4)
Recognition of deferred pension and other post-retirement items, net of tax (expense) benefit of $(0.8) and $1.3 and $0.8 and $(0.8), respectively	4.0	(4.8)	(2.4)	1.5
Other comprehensive income (loss) net of tax:	8.8	7.0	45.5	(22.6)

Comprehensive income (loss)	$12.8	$16.3	$65.5	$(144.8)

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(in millions)	2025	2024
Operating activities
Net income (loss)	$20.0	$(122.2)
(Gain) loss on disposal of assets	(6.9)	0.2
Depreciation	20.0	21.2
Amortization of debt issuance costs	1.8	2.2
Amortization of intangibles	34.6	33.2
Stock-based compensation	8.9	9.2
Non-cash charge for impairment of goodwill and intangible assets	—	165.2
Changes in operating assets and liabilities:
Accounts receivable	73.7	88.5
Inventories	(24.8)	(3.1)
Other assets	(3.4)	(7.6)
Accounts payable	(0.5)	1.3
Accrued expenses and other liabilities	(60.8)	(63.5)
Accrued income taxes	(24.5)	(29.1)
Net cash provided by operating activities	38.1	95.5
Investing activities
Additions to property, plant and equipment	(12.3)	(8.6)
Proceeds from the disposition of assets	16.5	0.1
Cost of acquisitions, net of cash acquired	(10.1)	—
Net cash used by investing activities	(5.9)	(8.5)
Financing activities
Proceeds from long-term borrowings	152.9	96.1
Repayments of long-term debt	(145.8)	(117.2)
(Repayments) Borrowings of notes payable, net	(1.7)	7.5
Payments for debt issuance costs	(1.4)	—
Dividends paid	(20.3)	(21.5)
Repurchases of common stock	(15.1)	(12.5)
Payments related to tax withholding for stock-based compensation	(0.9)	(1.9)
Net cash used by financing activities	(32.3)	(49.5)
Effect of foreign exchange rate changes on cash and cash equivalents	8.5	(1.9)
Net increase in cash and cash equivalents	8.4	35.6
Cash and cash equivalents
Beginning of the period	$74.1	$66.4
End of the period	$82.5	$102.0
Cash paid during the year for:
Interest	$39.4	$43.4
Income taxes	$25.4	$32.4

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries

Consolidated Statement of Stockholders' Equity

(Unaudited)

						Accumulated Other
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Accumulated
(in millions)	Shares	Value	Capital	Shares	Value	Income (Loss)	Deficit	Total
Balance at December 31, 2024	98.1	$1.0	$1,911.8	5.3	$(47.0)	$(572.1)	$(687.6)	$606.1
Net loss	—	—	—	—	—	—	(13.2)	(13.2)
Loss on derivative financial instruments, net of tax	—	—	—	—	—	(1.9)	—	(1.9)
Translation impact, net of tax	—	—	—	—	—	31.4	—	31.4
Pension and post-retirement adjustment, net of tax	—	—	—	—	—	(1.5)	—	(1.5)
Common stock repurchases	(3.2)	—	(15.0)	—	—	—	—	(15.0)
Stock-based compensation	—	—	8.7	—	—	—	(0.9)	7.8
Common stock issued, net of shares withheld for employee taxes	0.6	—	—	0.1	(0.8)	—	—	(0.8)
Dividends declared $0.075 per share	—	—	—	—	—	—	(6.8)	(6.8)
Balance at March 31, 2025	95.5	$1.0	$1,905.5	5.4	$(47.8)	$(544.1)	$(708.5)	$606.1
Net income	—	—	—	—	—	—	29.2	29.2
Loss on derivative financial instruments, net of tax	—	—	—	—	—	(2.9)	—	(2.9)
Translation impact, net of tax	—	—	—	—	—	16.5	—	16.5
Pension and post-retirement adjustment, net of tax	—	—	—	—	—	(4.9)	—	(4.9)
Common stock repurchases	—	—	(0.3)	—	—	—	—	(0.3)
Stock-based compensation	—	—	0.8	—	—	—	(0.3)	0.5
Common stock issued, net of shares withheld for employee taxes	0.1	—	—	—	(0.1)	—	—	(0.1)
Dividends declared, $0.075 per share	—	—	—	—	—	—	(6.7)	(6.7)
Other	—	—	—	—	—	—	(0.1)	(0.1)
Balance at June 30, 2025	95.6	$1.0	$1,906.0	5.4	$(47.9)	$(535.4)	$(686.4)	$637.3
Net income	—	—	—	—	—	—	4.0	4.0
Gain on derivative financial instruments, net of tax	—	—	—	—	—	1.2	—	1.2
Translation impact, net of tax	—	—	—	—	—	3.6	—	3.6
Pension and post-retirement adjustment, net of tax	—	—	—	—	—	4.0	—	4.0
Stock-based compensation	—	—	0.7	—	—	—	(0.1)	0.6
Dividends declared, $0.075 per share	—	—	—	—	—	—	(6.8)	(6.8)
Other	—	—	—	—	—	—	0.1	0.1
Balance at September 30, 2025	95.6	$1.0	$1,906.7	5.4	$(47.9)	$(526.6)	$(689.2)	$644.0

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries

Consolidated Statement of Stockholders' Equity (continued)

(Unaudited)

						Accumulated Other
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Accumulated
(in millions)	Shares	Value	Capital	Shares	Value	Income (Loss)	Deficit	Total
Balance at December 31, 2023	99.8	$1.0	$1,913.4	4.9	$(45.1)	$(526.3)	$(556.0)	$787.0
Net loss	—	—	—	—	—	—	(6.3)	(6.3)
Gain on derivative financial instruments, net of tax	—	—	—	—	—	0.5	—	0.5
Translation impact, net of tax	—	—	—	—	—	(21.2)	—	(21.2)
Pension and post-retirement adjustment, net of tax	—	—	—	—	—	2.4	—	2.4
Stock-based compensation	—	—	5.4	—	—	—	(0.3)	5.1
Common stock issued, net of shares withheld for employee taxes	1.1	—	—	0.3	(1.9)	—	—	(1.9)
Dividends declared $0.075 per share	—	—	—	—	—	—	(7.2)	(7.2)
Other	—	—	—	—	—	—	0.1	0.1
Balance at March 31, 2024	100.9	$1.0	$1,918.8	5.2	$(47.0)	$(544.6)	$(569.7)	$758.5
Net loss	—	—	—	—	—	—	(125.2)	(125.2)
Gain on derivative financial instruments, net of tax	—	—	—	—	—	0.1	—	0.1
Translation impact, net of tax	—	—	—	—	—	(15.3)	—	(15.3)
Pension and post-retirement adjustment, net of tax	—	—	—	—	—	3.9	—	3.9
Stock-based compensation	—	—	2.9	—	—	—	(0.4)	2.5
Common stock issued, net of shares withheld for employee taxes	0.1	—	—	—	—	—	—	—
Dividends declared, $0.075 per share	—	—	—	—	—	—	(7.1)	(7.1)
Other	—	—	—	—	—	—	(0.3)	(0.3)
Balance at June 30, 2024	101.0	$1.0	$1,921.7	5.2	$(47.0)	$(555.9)	$(702.7)	$617.1
Net income	—	—	—	—	—	—	9.3	9.3
Loss on derivative financial instruments, net of tax	—	—	—	—	—	(1.3)	—	(1.3)
Translation impact, net of tax	—	—	—	—	—	13.1	—	13.1
Pension and post-retirement adjustment, net of tax	—	—	—	—	—	(4.8)	—	(4.8)
Common stock repurchases	(2.4)	—	(12.5)	—	—	—	—	(12.5)
Stock-based compensation	—	—	1.9	—	—	—	(0.3)	1.6
Dividends declared, $0.075 per share	—	—	—	—	—	—	(7.2)	(7.2)
Other	—	—	—	—	—	—	0.2	0.2
Balance at September 30, 2024	98.6	$1.0	$1,911.1	5.2	$(47.0)	$(548.9)	$(700.7)	$615.5

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

As used in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, the terms "ACCO Brands," "ACCO," the "Company," "we," "us," and "our" refer to ACCO Brands Corporation and its consolidated subsidiaries.

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

The Condensed Consolidated Balance Sheet as of September 30, 2025 and the related Consolidated Statements of Income (Loss), Consolidated Statements of Comprehensive Income (Loss), and Consolidated Statements of Stockholders' Equity for the three and nine months ended September 30, 2025 and 2024, and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024 are unaudited. The December 31, 2024 Condensed Consolidated Balance Sheet data was derived from audited financial statements but does not include all annual disclosures required by GAAP. The financial statements included herein were prepared by management and reflect all adjustments (consisting solely of normal recurring items unless otherwise noted) which are, in the opinion of management, necessary for the fair presentation of the results of operations and cash flows for the interim periods ended September 30, 2025 and 2024, and the financial position of the Company as of September 30, 2025. Interim results may not be indicative of results for a full year.

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

There were no accounting standards that were adopted in the first nine months of 2025 that had a material effect on the Company’s financial condition, results of operations or cash flow.

3. Acquisitions

Buro Acquisition

On February 28, 2025, we completed the acquisition (the "Buro Acquisition") of the business of Buro Seating Limited Partnership ("Buro"). Buro is a wholesaler of ergonomic seating in Australia and New Zealand and is included in the Company’s International operating segment. The Buro Acquisition extends our presence in Australia and New Zealand into a new product category. The purchase price paid at closing was AU$16.3 million (US$10.1 million, based on February 28, 2025 exchange rates). A portion of the purchase price (AU$2.2 million or US$1.3 million based on February 28, 2025 exchange rates) is being held in an escrow account for a period of up to 2 years after closing in the event of any claims against the seller under the purchase agreement. The fair value of assets acquired, and liabilities assumed are subject to finalization and are expected to be completed within one year from acquisition date. The Buro Acquisition was accounted for as a business combination and Buro's results are included in the Company's condensed consolidated financial statements as of February 28, 2025.

Pro forma financial information is not presented due to immateriality.

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

4. Long-term Debt and Short-term Borrowings

Notes payable and long-term debt, listed in order of the priority of security interests in assets of the Company, consisted of the following as of September 30, 2025 and December 31, 2024:

(in millions)	September 30, 2025	December 31, 2024
Euro Senior Secured Term Loan A, due October 2029 (floating interest rate of 4.25% at September 30, 2025 and 4.68% at December 31, 2024)	$102.9	$127.9
Euro Dollar Senior Secured Revolving Credit Facility, due October 2029 (floating interest rate of 4.23% at September 30, 2025 and 4.68% at December 31, 2024)	116.1	59.1
U.S. Dollar Senior Secured Revolving Credit Facility, due October 2029 (floating interest rate of 6.48% at September 30, 2025 and 6.47% at December 31, 2024)	34.4	34.4
Australian Dollar Senior Secured Revolving Credit Facility, due October 2029 (floating interest rate of 5.89% at September 30, 2025 and 6.44% at December 31, 2024)	38.8	32.8
Senior Unsecured Notes, due March 2029 (fixed interest rate of 4.25%)	575.0	575.0
Other borrowings	10.6	10.5
Total debt	877.8	839.7
Less:
Current portion	35.8	51.3
Debt issuance costs, unamortized	4.3	5.1
Long-term debt, net	$837.7	$783.3

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

Prior to July 29, 2025, the financial covenants under the Credit Agreement were as follows:

•
Minimum Interest Coverage Ratio (as defined in the Credit Agreement) of 3.00:1.00; and
•
Maximum Consolidated Leverage Ratio financial covenant for all first and second fiscal quarters is 4.50x dropping to 4.00x for all third and fourth quarters.

Amendment to Credit Agreement

Effective July 29, 2025, we entered into an amendment to the Credit Agreement, which, among other things, increases our maximum Consolidated Leverage Ratio financial covenant to 4.50x for the third and fourth quarters of 2025, to 4.75x for the first and second quarters of 2026 and to 4.25x for the third and fourth quarters of 2026. Thereafter, the maximum Consolidated Leverage Ratio will return to 4.50x for all first and second fiscal quarters and 4.00x for all third and fourth quarters. In addition, it modifies certain covenant baskets related to liens, indebtedness and restricted payments through December 31, 2026. The amendment also requires that $35.0 million in outstanding principal amount under the term loan facility will be repaid on or before September 30, 2025, for which the payment was made as required.

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

As of September 30, 2025, the applicable rate on Euro, Australian and Canadian dollar loans was 2.25 percent and the applicable rate on Base Rate loans was 1.00 percent. Undrawn amounts under the Revolving Facility are subject to a commitment fee rate of 0.25 percent to 0.375 percent per annum, depending on the Company's Consolidated Leverage Ratio. As of September 30, 2025, the commitment fee rate was 0.375 percent. Debt currently outstanding under our Credit Agreement is due on October 30, 2029, with the requirement that we refinance our senior unsecured notes by September 2028.

As of September 30, 2025, there were $189.3 million in borrowings outstanding under the Revolving Facility. The remaining amount available for borrowings was $271.3 million (allowing for $6.9 million of letters of credit outstanding on that date).

As of September 30, 2025, our Consolidated Leverage Ratio was approximately 4.14 to 1.00 versus our maximum covenant of 4.50 to 1.00.

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

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Operating lease cost	$7.3	$7.2	$21.7	$21.8
Sublease income	(0.8)	(0.8)	(2.4)	(2.4)
Total lease cost	$6.5	$6.4	$19.3	$19.4

Other information related to leases was as follows:

	Nine Months Ended September 30,
(in millions, except lease term and discount rate)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$22.8	$20.8
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$13.7	$14.4

Weighted average remaining lease term:
Operating leases	5.3 years

Weighted average discount rate:
Operating leases	5.3%

Future minimum lease payments, net of sublease income, for all non-cancelable leases as of September 30, 2025 were as follows:

(in millions)	Operating Leases
2025	$7.1
2026	25.3
2027	20.0
2028	16.4
2029	12.7
2030	10.8
Thereafter	9.6
Total minimum lease payments	101.9
Less imputed interest	13.1
Future minimum payments for leases, net of sublease rental income and imputed interest	$88.8

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

6. Pension and Other Retiree Benefits

The components of net periodic benefit (income) cost for pension and post-retirement plans for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,
	Pension				Post-retirement
	U.S.		International
(in millions)	2025	2024	2025	2024	2025	2024
Service cost	$—	$—	$0.1	$0.1	$—	$—
Interest cost	1.9	1.9	4.8	4.6	—	—
Expected return on plan assets	(3.2)	(3.2)	(4.6)	(4.9)	—	—
Amortization of net loss (gain)	0.6	0.6	1.1	1.4	(0.1)	(0.1)
Amortization of prior service cost	—	—	0.2	0.1	—	—
Net periodic benefit (income) cost (2)	$(0.7)	$(0.7)	$1.6	$1.3	$(0.1)	$(0.1)

	Nine Months Ended September 30,
	Pension				Post-retirement
	U.S.		International
(in millions)	2025	2024	2025	2024	2025	2024
Service cost	$—	$—	$0.5	$0.5	$—	$—
Interest cost	5.7	5.7	14.1	13.8	—	—
Expected return on plan assets	(9.6)	(9.6)	(13.6)	(14.6)	—	—
Amortization of net loss (gain)	1.8	1.8	3.3	4.0	(0.3)	(0.3)
Amortization of prior service cost	—	—	0.2	0.2	—	—
Settlement (1)	—	—	—	4.4	—	—
Net periodic benefit (income) cost (2)	$(2.1)	$(2.1)	$4.5	$8.3	$(0.3)	$(0.3)

(1)
Settlement of $4.4 million resulting from the wind-up of the ACCO Brands Canada Salaried and Hourly pension plans which was completed in the second quarter of 2024.
(2)
The components of net periodic benefit (income) cost, other than service cost, are included in the line "Non-operating pension expense" in the Consolidated Statements of Income (Loss).

We expect to contribute approximately $16.7 million to our defined benefit plans in 2025. For the nine months ended September 30, 2025, we have contributed $10.7 million to these plans.

7. Stock-Based Compensation

The following table summarizes our stock-based compensation expense, including stock options, restricted stock units ("RSUs") and performance stock units ("PSUs"), for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Stock option compensation expense	$—	$0.1	$0.1	$0.4
RSU compensation expense	1.5	1.3	6.4	6.3
PSU compensation expense	(0.9)	0.2	2.4	2.5
Total stock-based compensation expense	$0.6	$1.6	$8.9	$9.2

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

We generally recognize expense for stock-based awards ratably over the vesting period. During the third quarter of 2025, stock compensation grants were made consisting of 49,939 RSUs and 32,172 PSUs.

The following table summarizes our unrecognized compensation expense and the weighted-average period over which the expense will be recognized as of September 30, 2025:

	September 30, 2025
(in millions, except weighted average years)	Unrecognized Compensation Expense	Weighted Average Years Expense To Be Recognized Over
Stock options	—	—
RSUs	$7.9	2.0
PSUs	$1.6	1.0

8. Inventories

The components of inventories were as follows:

(in millions)	September 30, 2025	December 31, 2024
Raw materials	$45.4	$35.9
Work in process	3.8	3.3
Finished goods	266.1	231.2
Total inventories	$315.3	$270.4

9. Goodwill and Identifiable Intangible Assets

Goodwill

We test goodwill for impairment at least annually as of our measurement date of May 31st. We also test for impairment on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has occurred. No such event or circumstance was identified during the third quarter ended September 30, 2025.

As of our measurement date of May 31, 2025, we performed a qualitative assessment of impairment on goodwill for each of our two reporting units. We considered events and circumstances that may affect the fair value of each reporting unit to determine whether it was necessary to perform the quantitative impairment test. We focused on events and circumstances that could affect the significant inputs, including, but not limited to, financial performance, such as negative or declining cash flows, a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods, competitive, economic, industry and market considerations, and other factors that have or could impact each of our reporting units. The results of our qualitative assessment was that there were no triggering events that would make it more likely than not that an impairment loss to our goodwill has been incurred for either of our two reporting units.

We believe the assumptions used in our assessment were appropriate. However, given the economic environment and uncertainties that can negatively impact our business, there can be no assurance that our estimates and assumptions, made for purposes of our goodwill assessment, will prove to be an accurate prediction of the future. If our estimates and assumptions are not realized, or if future events or circumstances indicate that it is more likely than not that an impairment loss has been incurred, we may be required to perform a quantitative goodwill impairment test which may result in recording an impairment charge in future periods.

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Changes in the net carrying amount of goodwill by segment were as follows:

(in millions)	ACCO Brands Americas	ACCO Brands International	Total
Balance at December 31, 2024	$253.3	$193.1	$446.4
Acquisitions(1)	—	4.2	4.2
Foreign currency translation	1.7	20.1	21.8
Balance at September 30, 2025	$255.0	$217.4	$472.4
(1)
Represents goodwill from the Buro Acquisition.

The goodwill balance includes $530.8 million of accumulated impairment losses as of December 31, 2024 and September 30, 2025.

Identifiable Intangible Assets

We test our indefinite-lived intangible for impairment at least annually as of our measurement date of May 31st. We also test for impairment on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has occurred. No such event or circumstance was identified during the third quarter ended September 30, 2025.

As of our measurement date of May 31, 2025, we performed our annual assessment, on a qualitative basis, on our indefinite-lived trade name. We considered events and circumstances that may affect the fair value of our indefinite-lived trade name to determine whether it was necessary to perform the quantitative impairment test. We focused on events and circumstances that could affect the significant inputs, including, but not limited to, revenue growth rates, economic and market trends, royalty rate, discount rate, and other expectations about the anticipated short-term and long-term operating results. The results of our qualitative assessment was that there were no triggering events that would make it more likely than not that an impairment loss to our indefinite-lived trade name has been incurred.

We believe the assumptions used in our assessment were appropriate. However, given the economic environment and uncertainties that can negatively impact our business, there can be no assurance that our estimates and assumptions, made for purposes of our indefinite-lived intangible assessment, will prove to be an accurate prediction of the future. If our estimates and assumptions are not realized, or if future events or circumstances indicate that it is more likely than not that an impairment loss has been incurred, we may be required to perform a quantitative impairment test on our indefinite-lived trade name which may result in recording an impairment charge in future periods.

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The gross carrying value and accumulated amortization by class of identifiable intangible assets as of September 30, 2025 and December 31, 2024, were as follows:

	September 30, 2025			December 31, 2024
(in millions)	Gross Carrying Amounts	Accumulated Amortization	Net Book Value	Gross Carrying Amounts	Accumulated Amortization	Net Book Value
Indefinite-lived intangible assets:
Trade name(2)	$101.2	$(44.5)	$56.7	$101.2	$(44.5)	$56.7
Amortizable intangible assets:
Trade names	659.3	(180.0)	479.3	627.5	(157.5)	470.0
Customer and contractual relationships	370.6	(255.0)	115.6	350.7	(230.0)	120.7
Vendor relationships	82.4	(26.3)	56.1	82.4	(22.2)	60.2
Patents	8.2	(7.0)	1.2	7.8	(5.8)	2.0
Subtotal	1,120.5	(468.3)	652.2	1,068.4	(415.5)	652.9
Total identifiable intangibles	$1,221.7	$(512.8)	$708.9	$1,169.6	$(460.0)	$709.6

(2)
Accumulated amortization prior to the adoption of authoritative guidance on goodwill and other intangible assets, at which time further amortization ceased.

The Company's intangible amortization expense for the three and nine months ended September 30, 2025 was $11.7 million and $34.6 million, respectively, and $11.7 million and $33.2 million for the three and nine months ended September 30, 2024, respectively.

Estimated amortization expense for amortizable intangible assets, as of September 30, 2025, for the current year and the next five years is as follows:

(in millions)	2025	2026	2027	2028	2029	2030
Estimated amortization expense(3)	$45.3	$43.3	$41.0	$38.9	$37.2	$36.3

(3)
Actual amounts of amortization expense may differ from estimated amounts due to changes in foreign currency exchange rates, additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets and other events.

Acquired Identifiable Intangibles

Buro Acquisition

The valuation of identifiable intangible assets of $5.8 million acquired in the Buro Acquisition includes an amortizable trade name "Buro", and amortizable customer relationships, which have been recorded at their estimated fair values. The fair value of the trade name was determined using the relief from royalty method, which is based on the present value of royalty fees derived from projected revenues. The fair value of the customer relationships was determined using the multi-period excess earning method which is based on the present value of the projected after-tax cash flows adjusted for contributory asset charges.

The allocation of the identifiable intangibles acquired in the Buro Acquisition was as follows:

(in millions)	Fair Value	Remaining Useful Life
Trade name	$1.9	20 years
Customer relationships	3.9	9 years
Total identifiable intangibles acquired	$5.8

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

10. Restructuring

The Company recorded $1.5 million and $13.2 million of net restructuring expense for the three and nine months ended September 30, 2025, respectively, which were primarily for severance in our International segment and other costs associated with our continuing footprint rationalization and cost reduction programs in both the Americas and International segments. The Company recorded $6.7 million and $6.1 million of net restructuring expense for the three and nine months ended September 30, 2024, respectively.

The summary of the activity in the restructuring liability for the nine months ended September 30, 2025 was as follows:

(in millions)	Balance at December 31, 2024	Provision	Cash Expenditures	Non-cash Items/Currency Change	Balance at September 30, 2025
Employee termination costs	$26.6	$10.8	$(18.0)	$0.7	$20.1
Other	—	2.4	(2.3)	—	0.1
Total restructuring liability(1)	$26.6	$13.2	$(20.3)	$0.7	$20.2

(1)
We expect $13.0 million of the remaining $20.2 million of restructuring costs to be paid in the next twelve months.

The summary of the activity in the restructuring liability for the nine months ended September 30, 2024 was as follows:

(in millions)	Balance at December 31, 2023	Provision	Cash Expenditures	Non-cash Items/Currency Change	Balance at September 30, 2024
Employee termination costs	$27.5	$6.1	$(11.4)	$(0.1)	$22.1
Other	0.9	—	(0.9)	—	—
Total restructuring liability	$28.4	$6.1	$(12.3)	$(0.1)	$22.1

11. Income Taxes

For the three months ended September 30, 2025, we recorded income tax expense of $10.7 million on income before taxes of $14.7 million. For the three months ended September 30, 2024, we recorded income tax expense of $4.5 million on income before taxes of $13.8 million. The $6.2 million increase in income tax expense for the three months ended September 30, 2025 was primarily attributable to the net income tax expense from a foreign statutory income tax rate change.

For the nine months ended September 30, 2025, we recorded income tax expense of $0.9 million on income before taxes of $20.9 million. For the nine months ended September 30, 2024, we recorded income tax expense of $3.3 million on a loss before taxes of $118.9 million. The $2.4 million decrease in income tax expense for the nine months ended September 30, 2025 was primarily attributable to the net income tax benefit from settling the Brazil Tax Assessments, a net income tax expense from a foreign statutory income tax rate change, and a reduction in earnings before tax for the nine months ended September 30, 2025 when compared to the nine months ended September 30, 2024 excluding the prior year impairment of indefinite-lived intangibles and goodwill. This was partially offset by the income tax benefit for impairment of indefinite-lived intangibles and the income tax benefit for Brazilian income taxes refunded related to certain interest income generated for the nine months ended September 30, 2024 when compared to the nine months ended September 30, 2025. The nine months ended September 30, 2024 included a non-cash goodwill impairment charge that carried no associated tax benefit.

The U.S. federal statute of limitations remains open for the years 2021 and forward. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from 2 to 6 years. Years still open to examination by foreign tax authorities in major jurisdictions include Australia (2021 forward), Brazil (2020 forward), Canada (2020 forward), Germany (2020 forward), Sweden (2023 forward) and the U.K. (2023 forward). We are currently under examination in certain foreign and U.S. jurisdictions.

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Organisation for Economic Co-operation and Development (“OECD”) Global Anti-Base Erosion Model Rules (Pillar Two)

Legislatures and taxing authorities in many jurisdictions in which we operate may enact changes to, or seek to enforce, novel interpretations of their tax rules. These changes may include modifications that can be temporary or permanent. For example, the Organisation for Economic Cooperation and Development (the "OECD"), the European Union and other countries (including countries in which we operate) have committed to enacting substantial changes to numerous long-standing tax principles impacting how large multinational enterprises are taxed. In particular, the OECD's Pillar Two initiative introduces a 15% global minimum tax (the "Global Minimum Tax") applied on a country-by-country basis and some jurisdictions have enacted a Global Minimum Tax effective January 1, 2024 while others are still evaluating the situation. As of September 30, 2025, there was no impact to our effective tax rate resulting from the enactment of a Global Minimum Tax in the jurisdictions in which we operate. Management will continue to assess the impact and materiality of these potential new rules as well as any other changes in domestic and international tax rules and regulations.

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

While the judicial appeals were pending, in January 2025, the Attorney General's Office of the Brazilian National Treasury ("Brazilian Treasury") offered an amnesty program in which it agreed to dismiss with prejudice any pending goodwill cases in exchange for the payment of at least 35% of the outstanding assessment principal, interest and legal fees on or before June 30, 2025. After considering this offer and to avoid further expense and uncertainty, ACCO Brazil decided to participate in the amnesty program. In June 2025, the Brazilian Treasury accepted ACCO Brazil's intent to participate in the amnesty program. The total amount of the settlement under this program was determined to be $7.4 million. The Company paid an initial installment of $2.0

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

million on June 30, 2025, and under the terms of the settlement, the remaining $5.4 million will be paid in monthly installments, including interest, through June 2026. Upon completion of these payments, the pending cases will be dismissed with prejudice, thereby resolving the matter.

12. Earnings per Share

The computation of earnings per share for the three and nine months ended September 30, 2025 and 2024 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions except per share data)	2025	2024	2025	2024
Net income (loss)	$4.0	$9.3	$20.0	$(122.2)
Determination of shares:
Weighted-average number of common shares outstanding	91.7	96.0	92.1	96.2
Shares issuable on exercise of stock awards, net of shares assumed to be purchased out of proceeds at average market price	1.6	1.5	1.8	—
Average common shares outstanding for fully diluted computation(1)	93.3	97.5	93.9	96.2

Per share:
Basic income (loss) per share	$0.04	$0.10	$0.22	$(1.27)
Diluted income (loss) per share	$0.04	$0.09	$0.21	$(1.27)
Shares outstanding as of September 30,			90.1	93.4

(1)
Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.

For the three months ended September 30, 2025 and 2024, approximately 11.9 million and 10.0 million shares, respectively, and for the nine months ended September 30, 2025 and 2024, approximately 11.2 million and 10.2 million shares, respectively, were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive.

Under our stock repurchase program, for three months ended September 30, 2025, we did not repurchase or retire any shares. For the nine months ended September 30, 2025, we repurchased and retired 3.2 million shares. For each of the three and nine months ended September 30, 2024, we repurchased and retired 2.4 million shares. For each of the nine months ended September 30, 2025 and 2024, we acquired 0.2 million and 0.4 million shares, respectively, related to tax withholding for share-based compensation.

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

Forward currency contracts are used to hedge foreign denominated inventory purchases for Europe, Australia, Canada, Japan and New Zealand, and are designated as cash flow hedges. Unrealized gains and losses on these contracts are deferred in Accumulated Other Comprehensive Income (Loss) ("AOCI") until the contracts are settled and the underlying hedged transactions relating to inventory purchases are recognized, at which time the deferred gains or losses will be reported in the "Cost of products sold" line in the Consolidated Statements of Income (Loss). As of September 30, 2025 and December 31, 2024, we had cash flow foreign exchange contracts outstanding with a U.S. dollar equivalent notional value of $104.4 million and $76.9 million, respectively, which were designated as hedges.

Forward currency contracts used to hedge foreign denominated intercompany loans are not designated as hedging instruments. Gains and losses on these derivative instruments are recognized within "Other expense (income), net" in the Consolidated Statements of Income (Loss) and are largely offset by the change in the current translated value of the hedged item. The periods of the forward foreign exchange contracts correspond to the periods of the hedged transactions. As of September 30, 2025 and December 31, 2024, we had foreign exchange contracts outstanding with a U.S. dollar equivalent notional value of $39.0 million and $73.6 million, respectively, which were not designated as hedges.

The following table summarizes the fair value of our derivative financial instruments as of September 30, 2025 and December 31, 2024:

	Fair Value of Derivative Instruments
	Derivative Assets			Derivative Liabilities
(in millions)	Balance Sheet Location	September 30, 2025	December 31, 2024	Balance Sheet Location	September 30, 2025	December 31, 2024
Derivatives designated as hedging instruments:
Foreign exchange contracts	Other current assets	$0.4	$4.0	Other current liabilities	$2.1	$—
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current assets	0.3	0.3	Other current liabilities	0.2	0.3
Foreign exchange contracts	Other non-current assets	—	9.0	Other non-current liabilities	—	9.0
Total derivatives		$0.7	$13.3		$2.3	$9.3

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables summarize the pre-tax effect of our derivative financial instruments on the condensed consolidated financial statements for the three and nine months ended September 30, 2025 and 2024:

	The Effect of Derivative Instruments in Cash Flow Hedging Relationships on the Consolidated Financial Statements
	Amount of Gain (Loss) Recognized in AOCI (Effective Portion)		Location of (Gain) Loss Reclassified from AOCI to Income	Amount of (Gain) Loss Reclassified from AOCI to Income (Effective Portion)
	Three Months Ended September 30,			Three Months Ended September 30,
(in millions)	2025	2024		2025	2024
Cash flow hedges:
Foreign exchange contracts	$0.1	$(2.0)	Cost of products sold	$1.6	$0.3

	The Effect of Derivative Instruments in Cash Flow Hedging Relationships on the Consolidated Financial Statements
	Amount of Gain (Loss) Recognized in AOCI (Effective Portion)		Location of (Gain) Loss Reclassified from AOCI to Income	Amount of (Gain) Loss Reclassified from AOCI to Income (Effective Portion)
	Nine Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2025	2024		2025	2024
Cash flow hedges:
Foreign exchange contracts	$(5.3)	$(0.4)	Cost of products sold	$0.2	$(0.6)

	The Effect of Derivatives Not Designated as Hedging Instruments on the Consolidated Financial Statements
	Location of (Gain) Loss Recognized in Income on Derivatives	Amount of (Gain) Loss Recognized in Income		Amount of (Gain) Loss Recognized in Income
		Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)		2025	2024	2025	2024
Foreign exchange contracts	Other expense (income), net	$—	$1.1	$0.6	$(1.0)

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

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

We have determined that our financial assets and liabilities described in "Note 13. Derivative Financial Instruments" are Level 2 in the fair value hierarchy. The following table sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2025 and December 31, 2024:

(in millions)	September 30, 2025	December 31, 2024
Assets:
Forward currency contracts	$0.7	$13.3
Liabilities:
Forward currency contracts	$2.3	$9.3

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

The fair values of cash and cash equivalents, notes payable to banks, accounts receivable and accounts payable approximate carrying amounts due principally to their short maturities. The carrying amount of total debt was $877.8 million and $839.7 million and the estimated fair value of total debt was $820.3 million and $789.4 million at September 30, 2025 and December 31, 2024, respectively. The fair values are determined from quoted market prices, where available, and from using current interest rates based on credit ratings and the remaining terms of maturity.

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

15. Accumulated Other Comprehensive Income (Loss)

AOCI is defined as net income (loss) and other changes in stockholders’ equity from transactions and other events from sources other than stockholders. The components of, and changes in, AOCI were as follows:

(in millions)	Derivative Financial Instruments	Foreign Currency Adjustments	Unrecognized Pension and Other Post-retirement Benefit Costs	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2024	$2.1	$(415.9)	$(158.3)	$(572.1)
Other comprehensive income (loss) before reclassifications, net of tax	(3.8)	51.5	(6.6)	41.1
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	0.2	—	4.2	4.4
Balance at September 30, 2025	$(1.5)	$(364.4)	$(160.7)	$(526.6)

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The reclassifications out of AOCI for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Location on Income Statement
Gain (loss) on cash flow hedges:
Foreign exchange contracts	$(1.6)	$(0.3)	$(0.2)	$0.6	Cost of products sold
Tax benefit (expense)	0.4	0.1	—	(0.2)	Income tax expense
Net of tax	$(1.2)	$(0.2)	$(0.2)	$0.4
Defined benefit plan items:
Amortization of net actuarial loss(1)	$(1.6)	$(1.9)	$(4.8)	$(9.1)
Amortization of prior service cost(1)	(0.2)	(0.1)	(0.2)	(0.2)
Total before tax	(1.8)	(2.0)	(5.0)	(9.3)
Tax benefit	0.2	0.5	0.8	2.3	Income tax expense
Net of tax	$(1.6)	$(1.5)	$(4.2)	$(7.0)

Total reclassifications for the period, net of tax	$(2.8)	$(1.7)	$(4.4)	$(6.6)

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

As of December 31, 2024, there was $2.9 million of unearned revenue associated with outstanding service or extended maintenance agreements ("EMAs"), primarily reported in "Other current liabilities." During the three and nine months ended September 30, 2025, $0.4 million and $2.2 million of the unearned revenue was earned and recognized. As of September 30, 2025, the amount of unearned revenue from EMAs was $2.7 million. We expect to earn and recognize approximately $2.3 million of the unearned amount in the next 12 months and $0.4 million in periods beyond the next 12 months.

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present our net sales disaggregated by regional geography, based upon our operating segments and our net sales disaggregated by the timing of revenue recognition for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
United States	$164.8	$189.8	$483.0	$552.0
Canada	21.5	23.7	63.3	71.1
Latin America	41.3	45.6	103.7	125.5
ACCO Brands Americas	227.6	259.1	650.0	748.6

EMEA(1)	119.0	125.5	344.7	370.2
Australia/N.Z.	29.5	28.6	77.4	76.9
Asia	7.6	7.7	23.8	22.4
ACCO Brands International	156.1	161.8	445.9	469.5
Net sales(2)	$383.7	$420.9	$1,095.9	$1,218.1

(1) EMEA is comprised largely of Europe but also includes export sales to the Middle East and Africa.

(2) Net sales are attributed to geographic areas based on the location of the selling subsidiaries.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Product and services transferred at a point in time	$376.5	$416.3	$1,071.9	$1,195.0
Product and services transferred over time	7.2	4.6	24.0	23.1
Net sales	$383.7	$420.9	$1,095.9	$1,218.1

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

Filing and organization products; workspace machines, tools and essentials; computer and gaming accessories; dry erase boards and accessories; ergonomic products; seating; and writing and art products.

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

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The operating results regularly provided to the CODM for our operating segments for the three and nine months ended September 30, 2025 and 2024 were as follows:

	For The Three Months Ended September 30, 2025			For The Three Months Ended September 30, 2024
	ACCO Brands Americas	ACCO Brands International	Total	ACCO Brands Americas	ACCO Brands International	Total
Net sales	$227.6	$156.1	$383.7	$259.1	$161.8	$420.9
Cost of products sold	151.1	106.0	257.1	174.0	110.0	284.0
Gross profit	76.5	50.1	126.6	85.1	51.8	136.9

Sales and marketing expenses(1)	31.1	23.6	54.7	32.5	22.5	55.0
Administrative expenses(2)	12.9	10.6	23.5	15.9	12.2	28.1
Restructuring	0.6	1.1	1.7	3.4	3.3	6.7
All other(3)	7.2	4.3	11.5	7.4	4.3	11.7
Segment operating income	24.7	10.5	35.2	25.9	9.5	35.4
Corporate expense			9.2			9.1
Total consolidated operating income			26.0			26.3
Interest expense, net			9.5			11.7
Non-operating pension expense			0.7			0.4
Other expense, net			1.1			0.4
Income before income tax			$14.7			$13.8

	For The Nine Months Ended September 30, 2025			For The Nine Months Ended September 30, 2024
	ACCO Brands Americas	ACCO Brands International	Total	ACCO Brands Americas	ACCO Brands International	Total
Net Sales	$650.0	$445.9	$1,095.9	$748.6	$469.5	$1,218.1
Cost of products sold	437.9	302.1	740.0	502.0	316.2	818.2
Gross profit	212.1	143.8	355.9	246.6	153.3	399.9

Sales and marketing expenses(1)	82.7	70.6	153.3	85.9	69.4	155.3
Administrative expenses(2)	43.8	35.2	79.0	48.5	38.2	86.7
Restructuring	3.2	10.2	13.4	3.4	2.7	6.1
Gain on the disposal of assets	(5.7)	(1.2)	(6.9)	—	—	—
Impairment of goodwill and intangible assets	—	—	—	165.2	—	165.2
All other(3)	21.8	12.6	34.4	20.3	12.9	33.2
Segment operating income (loss)	66.3	16.4	82.7	(76.7)	30.1	(46.6)
Corporate expense			30.4			32.4
Total consolidated operating income (loss)			52.3			(79.0)
Interest expense, net			27.3			34.7
Non-operating pension expense			1.8			5.6
Other expense (income), net			2.3			(0.4)
Income (loss) before income tax			$20.9			$(118.9)

(1)
Sales and Marketing consists primarily of advertising, marketing, selling, customer service and research and development.
(2)
Administrative expense consists primarily of executive, finance, information technology and human resources expenses.
(3)
All other expense primarily consists of amortization of intangibles.

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the measure of operating segment assets used by the Company's CODM as of September 30, 2025 and December 31, 2024:

(in millions)	September 30, 2025	December 31, 2024
ACCO Brands Americas	$395.2	$418.0
ACCO Brands International	216.5	201.3
Total segment assets(4)	611.7	619.3
Goodwill	472.4	446.4
Identifiable intangibles, net	708.9	709.6
Property, plant and equipment, net	140.0	137.5
Unallocated assets(5)	325.5	315.6
Total assets	$2,258.5	$2,228.4

(4)
Segment assets represent assets that are regularly provided to the CODM and consist of accounts receivable less allowances and inventory.
(5)
Unallocated assets consist primarily of cash, deferred taxes, derivatives, prepaid pension assets, prepaid debt issuances costs and right of use asset, leases.

Property, plant, and equipment, net by operating segment as of September 30, 2025 and December 31, 2024:

(in millions)	September 30, 2025	December 31, 2024
U.S.	$49.0	$51.1
Canada	0.8	0.9
Latin America	25.4	22.7
ACCO Brands Americas	75.2	74.7

ACCO Brands EMEA	55.3	53.5
Australia/N.Z.	8.8	8.7
Asia-Pacific	0.7	0.6
ACCO Brands International	64.8	62.8
Property, plant and equipment, net	$140.0	$137.5

Capital spend by operating segment as of September 30, 2025 and December 31, 2024:

(in millions)	September 30, 2025	December 31, 2024
ACCO Brands Americas	$10.0	$10.2
ACCO Brands International	3.6	6.8
Total capital spend	$13.6	$17.0

Depreciation expense by operating segment for three and nine months ended September 30, 2025 and 2024 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
ACCO Brands Americas	$4.4	$4.9	$13.1	$14.3
ACCO Brands International	2.3	2.2	6.9	6.9
Total depreciation	$6.7	$7.1	$20.0	$21.2

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three and nine months ended September 30, 2025 and 2024 should be read in conjunction with the unaudited condensed consolidated financial statements of ACCO Brands Corporation and the accompanying notes contained therein.

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

The Company has two operating segments, Americas and International. Each operating segment designs, markets, sources, manufactures, and sells recognized consumer, technology and business branded products used in schools, homes and at work. Product designs are tailored to end-user preferences in each geographic region, and where possible, leverage common engineering, design, and sourcing.

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

Overview of Performance

The Company continues to be impacted by softer global demand primarily due to lower consumer and office spending, the weak macroeconomic conditions, and geopolitical instability. Additionally, our third quarter results were impacted by the U.S. and reciprocal tariffs. We expect these collective global trends and the impact of evolving trade policy to continue to impact our results of operations.

During the third quarter, our net sales decreased $37.2 million, or 8.8 percent, compared to the prior year's third quarter. The net sales decline reflects softer global demand for consumer and business products. Gross margin increased 50 basis points due to cost reduction programs, which more than offset tariff-related impacts of approximately 100 basis points.

We reported operating income of $26.0 million in the third quarter, compared to operating income of $26.3 million in the prior year's third quarter. The quarter was impacted by lower sales volume, unfavorable fixed-cost absorption, partly offset by the benefit of cost reduction actions, lower incentive compensation expense and lower restructuring costs.

Our operating cash flow for the first nine months was cash provided of $38.1 million compared to cash provided of $95.5 million in the prior year primarily reflecting reductions in working capital. Our operating cash flow continues to be seasonal with a historic pattern of strong inflows during the second half of the year.

Impact and Potential Impact of Tariffs

We expect the demand for our products to remain uncertain throughout 2025 or until there is greater clarity on the tariffs. In reaction to the evolving tariff landscape, we have taken, and will continue to take, a number of actions:

•
Communicated and implemented price increases in the U.S.,
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

Consolidated Results of Operations for the Three and Nine Months Ended September 30, 2025 and 2024

	Three Months Ended September 30,		Amount of Change		Nine Months Ended September 30,		Amount of Change
(in millions, except per share data)	2025	2024	$	%/pts	2025	2024	$	%/pts
Net sales	$383.7	$420.9	$(37.2)	(8.8)%	$1,095.9	$1,218.1	$(122.2)	(10.0)%
Comparable sales (Non-GAAP)(1)	$377.2	$420.9	$(43.7)	(10.3)%	$1,098.5	$1,218.1	$(119.6)	(9.8)%

Gross profit	126.6	136.9	(10.3)	(7.5)%	355.9	399.9	(44.0)	(11.0)%
Gross profit margin	33.0%	32.5%			32.5%	32.8%

Selling, general and administrative expenses	87.4	92.2	(4.8)	(5.2)%	262.7	274.4	(11.7)	(4.3)%
Impairment of goodwill and intangible assets	—	—	—	NM	—	165.2	(165.2)	NM
Intangible amortization and other operating expense	13.2	18.4	(5.2)	(28.3)%	40.9	39.3	1.6	4.1%

Operating income (loss)	26.0	26.3	(0.3)	(1.1)%	52.3	(79.0)	131.3	NM
Operating income (loss) margin	6.8%	6.2%			4.8%	(6.5)%

Interest expense, net	9.5	11.7	(2.2)	(18.8)%	27.3	34.7	(7.4)	(21.3)%
Non-operating pension and other expense, net	1.8	0.8	1.0	125.0%	4.1	5.2	(1.1)	(21.2)%

Income (loss) before income tax	14.7	13.8	0.9	6.5%	20.9	(118.9)	139.8	NM
Income tax expense	10.7	4.5	6.2	137.8%	0.9	3.3	(2.4)	(72.7)%
Effective tax rate	72.8%	32.6%			4.3%	(2.8)%

Net income (loss)	4.0	9.3	(5.3)	(57.0)%	20.0	(122.2)	142.2	NM
Diluted income (loss) per share	$0.04	$0.09	$(0.05)	(55.6)%	$0.21	$(1.27)	$1.48	NM

(1)
See reconciliation to GAAP contained in Part I, Item 2. "Supplemental Non-GAAP Financial Measure."

Net Sales

For the three months ended September 30, 2025, net sales decreased $37.2 million, or 8.8 percent. Favorable foreign exchange increased sales by $6.5 million, or 1.5 percent. Comparable net sales decreased 10.3 percent. The reported sales decline was driven by lower volume, which was down $47.9 million, or 11.4 percent, primarily due to lower global demand for consumer and business products.

For the nine months ended September 30, 2025, net sales decreased $122.2 million, or 10.0 percent, including $2.6 million, or 0.2 percent from adverse foreign exchange. Comparable net sales decreased 9.8 percent. The reported sales decline was driven by lower volume, which was down $122.5 million, or 10.1 percent, primarily due to lower global demand for consumer and business products and tariff-related impacts.

Gross Profit

For the three months ended September 30, 2025, gross profit decreased $10.3 million, or 7.5 percent, primarily due to volume declines, unfavorable fixed-cost absorption and impacts from tariffs, partly offset by savings resulting from our global cost reduction actions. Favorable foreign exchange increased gross profit by $2.3 million, or 1.7 percent.

For the nine months ended September 30, 2025, gross profit decreased $44.0 million, or 11.0 percent, primarily due to volume declines, unfavorable fixed-cost absorption and impacts from tariffs, partly offset by savings resulting from our global cost reduction actions.

Selling, General and Administrative Expenses ("SG&A")

For the three months ended September 30, 2025, SG&A decreased $4.8 million, or 5.2 percent. The decrease was due to the positive impact of global cost reductions and lower incentive compensation expense. Adverse foreign exchange increased SG&A by $1.5 million, or 1.6 percent.

For the nine months ended September 30, 2025, SG&A decreased $11.7 million, or 4.3 percent. The decrease was due to the positive impact of global cost reductions and lower incentive compensation expense.

Operating Income (Loss)

For the three months ended September 30, 2025, we reported operating income of $26.0 million, compared to operating income of $26.3 million in the prior year. The decrease reflects lower sales volume and unfavorable fixed-cost absorption, largely offset by cost reduction actions, lower incentive compensation expense and lower restructuring costs. Favorable foreign exchange increased operating income by $0.5 million, or 1.9 percent.

For the nine months ended September 30, 2025, we reported operating income of $52.3 million, compared to an operating loss of $79.0 million in the prior year. The prior year operating loss was due to non-cash impairment charges totaling $165.2 million related to goodwill and an indefinite-lived trade name within our Americas reporting unit. The current year period was impacted by lower sales volume, unfavorable fixed-cost absorption and $7.1 million of higher restructuring expense, partly offset by a gain of $6.9 million related to the sale of our Sidney, New York and Barcelona, Spain facilities and the benefit of cost reduction actions and lower incentive compensation expense. Adverse foreign exchange reduced operating loss by $0.5 million, or 0.6 percent.

Interest Expense, Net

For the three months ended September 30, 2025, interest expense, net decreased $2.2 million, or 18.8 percent, primarily due to lower variable interest rates on lower variable debt balances versus the prior year.

For the nine months ended September 30, 2025, interest expense, net decreased $7.4 million, or 21.3 percent, primarily due to lower variable interest rates on lower variable debt balances versus the prior year. The weighted average interest rate on $302.8 million of outstanding variable rate debt as of September 30, 2025 decreased to 4.72 percent from 5.89 percent in the prior year.

Income Tax Expense

For the three months ended September 30, 2025, we recorded an income tax expense of $10.7 million on income before taxes of $14.7 million. For the three months ended September 30, 2024, we recorded an income tax expense of $4.5 million on income before taxes of $13.8 million.

For the nine months ended September 30, 2025, we recorded an income tax expense of $0.9 million on income before taxes of $20.9 million. For the nine months ended September 30, 2024, we recorded an income tax expense of $3.3 million on a loss before taxes of $118.9 million. The Company entered into a settlement related to the Brazil Tax Assessments resulting in a net tax benefit of $13.1 million.

See "Note 11. Income Taxes" for more information, including information regarding the settlement of the Brazil Tax Assessments.

Segment Net Sales and Operating Income for the Three and Nine Months Ended September 30, 2025 and 2024

ACCO Brands Americas

	Three Months Ended September 30,		Amount of Change			Nine Months Ended September 30,		Amount of Change
(in millions)	2025	2024	$	%/pts		2025	2024	$	%/pts
Net sales	$227.6	$259.1	$(31.5)	(12.2)%		$650.0	$748.6	$(98.6)	(13.2)%
Comparable sales (Non-GAAP)⁽¹⁾	$227.2	$259.1	$(31.9)	(12.4)%		$659.7	$748.6	$(88.9)	(11.9)%

Segment operating income (loss)⁽²⁾	24.7	25.9	(1.2)	(4.6)%		66.3	(76.7)	143.0	NM
Segment operating income (loss) margin	10.9%	10.0%		0.9	pts	10.2%	(10.2)%		20.4	pts

(1)
See reconciliation to GAAP contained in Part I, Item 2. "Supplemental Non-GAAP Financial Measure."
(2)
Segment operating income (loss) excludes corporate costs. See "Part I, Item 1. Note 17. Information on Operating Segments" for a reconciliation of total "Segment operating income (loss)" to "Income (Loss) before income tax."

For the three months ended September 30, 2025, net sales decreased $31.5 million, or 12.2 percent. Favorable foreign exchange increased sales by $0.4 million, or 0.2 percent. Comparable net sales decreased 12.4 percent. The reported sales decline was driven by lower volume, which was down $33.4 million, or 12.9 percent, due to lower demand for consumer and business products. Price, net of customer programs, increased sales by $1.5 million, or 0.6 percent.

For the nine months ended September 30, 2025, net sales decreased $98.6 million, or 13.2 percent, including $9.7 million, or 1.3 percent, from adverse foreign exchange. Comparable net sales decreased 11.9 percent. The reported sales decline was driven by lower volume which was down $82.8 million, or 11.1 percent, primarily due to lower demand for consumer and business products, as well as disruptions in customer purchasing, including cancelled or delayed orders, due to uncertainty related to the tariffs. Price, net of customer programs reduced sales by $6.2 million, or 0.8 percent.

For the three months ended September 30, 2025, we reported operating income of $24.7 million, compared to operating income of $25.9 million. The decline was due to lower sales volume, unfavorable fixed-cost absorption and impacts from tariffs, partly offset by cost savings and lower restructuring costs. Favorable foreign exchange increased operating income $0.1 million or 0.4 percent.

For the nine months ended September 30, 2025, we reported operating income of $66.3 million, compared to an operating loss of $76.7 million. The prior year operating loss was due to non-cash impairment charges totaling $165.2 million related to goodwill and an indefinite-lived trade name. The current year was impacted by lower sales volume, unfavorable fixed-cost absorption and impacts from tariffs, partly offset by cost savings and the gain on the sale of our Sidney, New York facility of $5.7 million. Adverse foreign exchange reduced operating income $0.5 million, or 0.7 percent.

ACCO Brands International

	Three Months Ended September 30,		Amount of Change			Nine Months Ended September 30,		Amount of Change
(in millions)	2025	2024	$	%/pts		2025	2024	$	%/pts
Net sales	$156.1	$161.8	$(5.7)	(3.5)%		$445.9	$469.5	$(23.6)	(5.0)%
Comparable sales (Non-GAAP)⁽¹⁾	$150.0	$161.8	$(11.8)	(7.3)%		$438.8	$469.5	$(30.7)	(6.5)%

Segment operating income⁽²⁾	10.5	9.5	1.0	10.5%		16.4	30.1	(13.7)	(45.5)%
Segment operating income margin	6.7%	5.9%		0.8	pts	3.7%	6.4%		(2.7)	pts

(1)
See reconciliation to GAAP contained in Part I, Item 2. "Supplemental Non-GAAP Financial Measure."
(2)
Segment operating income excludes corporate costs. See "Part I, Item 1. Note 17. Information on Operating Segments" for a reconciliation of total "Segment operating income" to "Income (Loss) before income tax."

For the three months ended September 30, 2025, net sales decreased $5.7 million or 3.5 percent. Favorable foreign exchange increased net sales $6.1 million, or 3.8 percent. Comparable net sales decreased 7.3 percent. The reported sales reflect lower volume, which was down $14.5 million, or 9.0 percent, primarily due to reduced demand for business products, partly offset by the benefit of price increases of $2.7 million, or 1.7 percent, and sales resulting from the Buro Acquisition.

For the nine months ended September 30, 2025, net sales decreased $23.6 million or 5.0 percent. Favorable foreign exchange increased net sales $7.1 million, or 1.5 percent. Comparable net sales decreased 6.5 percent. The reported sales decline was driven by lower volume, which was down $39.7 million, or 8.5 percent, primarily due to reduced demand for business products, partly offset by growth in technology accessories sales and the benefit of price increases of $9.1 million, or 1.9 percent.

For the three months ended September 30, 2025, operating income increased $1.0 million or 10.5 percent primarily due to cost savings, price increases and lower restructuring costs, partly offset by lower sales volume. Favorable foreign exchange increased operating income $0.4 million, or 4.2 percent.

For the nine months ended September 30, 2025, operating income decreased $13.7 million primarily due to lower sales volume and higher restructuring costs of $7.5 million in the current year, partly offset by cost savings, price increases, lower incentive compensation and the gain on sale of our Barcelona facility for $1.2 million.

Liquidity and Capital Resources

Our primary liquidity needs are to support our working capital requirements, service indebtedness and fund capital expenditures, dividends, stock repurchases and acquisitions. Our principal sources of liquidity are cash flows from operating activities, cash and cash equivalents held, and seasonal borrowings under our $467.5 million multi-currency revolving credit facility (the "Revolving Facility"). As of September 30, 2025, there was $189.3 million in borrowings outstanding under the Revolving Facility ($18.0 million reported in "Current portion of long-term debt" and $171.3 million reported in "Long-term debt, net"), and the amount available for borrowings was $271.3 million (allowing for $6.9 million of letters of credit outstanding on that date). We had $82.5 million in cash on hand as of September 30, 2025.

As of September 30, 2025, our Consolidated Leverage Ratio was approximately 4.14 to 1.00 versus our maximum covenant of 4.50 to 1.00. We have no debt maturities before March 2029. Debt currently outstanding under our Credit Agreement is due on October 30, 2029, with the requirement that we refinance our senior unsecured notes by September 2028.

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

The $302.8 million of debt currently outstanding under our senior secured credit facilities had a weighted average interest rate of 4.72 percent as of September 30, 2025, and the $575.0 million outstanding principal amount of our senior unsecured notes due March 2029 have a fixed interest rate of 4.25 percent.

Because of the seasonality of our business, generally our operating cash flow is generated in the second half of the year, as the cash inflows in the first and second quarters are consumed building working capital and making our annual performance-based compensation payments when earned. Our third and fourth quarter cash flows come from completing the working capital cycle.

Amendment to Credit Agreement

Effective July 29, 2025, we entered into an amendment to the Credit Agreement, which, among other things, increases our maximum Consolidated Leverage Ratio financial covenant to 4.50x for the third and fourth quarters of 2025, to 4.75x for the first and second quarters of 2026 and to 4.25x for the third and fourth quarters of 2026. Thereafter, the maximum Consolidated Leverage Ratio will return to 4.50x for all first and second fiscal quarters and 4.00x for all third and fourth quarters. In addition, it modifies certain covenant baskets related to liens, indebtedness and restricted payments through December 31, 2026. The amendment also requires that $35.0 million in outstanding principal amount under the term loan facility will be repaid on or before September 30, 2025, for which the payment was made as required.

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

In January 2024, the Company announced a multi-year restructuring and cost savings program, with currently anticipated annualized pre-tax cost savings of approximately $100.0 million by the end of 2026. The program incorporates initiatives to simplify and delayer the Company's operating structure and reduce costs through headcount reductions, supply chain optimization, global footprint rationalization, and better leveraging the Company's sourcing capabilities. Since inception, the Company has realized over $50.0 million in pre-tariff savings.

For additional details, see "Note 10. Restructuring" to the condensed consolidated financial statements contained in "Part I, Item 1. Financial Information" of this Quarterly Report on Form 10-Q.

Cash Flow for the Nine Months Ended September 30, 2025 and 2024

During the nine months ended September 30, 2025, our cash and cash equivalents increased $8.4 million, as compared to an increase of $35.6 million in the first nine months of the prior year. The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
(in millions)	2025	2024	Amount of Change
Net cash flow provided (used) by:
Operating activities	$38.1	$95.5	$(57.4)
Investing activities	(5.9)	(8.5)	2.6

Net borrowings	5.4	(13.6)	19.0
Dividends paid	(20.3)	(21.5)	1.2
All other financing	(17.4)	(14.4)	(3.0)
Financing activities	(32.3)	(49.5)	17.2
Effect of foreign exchange rate changes on cash and cash equivalents	8.5	(1.9)	10.4
Net increase in cash and cash equivalents	$8.4	$35.6	$(27.2)

Cash Flow from Operating Activities

Cash provided by operating activities during the nine months ended September 30, 2025, was driven by cash inflows of $78.4 million after excluding non-cash impacts primarily from amortization of intangibles, depreciation, stock-based compensation expense, and the gain on the sale of our facilities in Sidney, New York and Barcelona, Spain from our net income. Cash was also provided by trade working capital of $48.4 million, which includes accounts receivable, inventory, and accounts payable. These were partly offset by a net cash outflow of $88.7 million from other assets and liabilities including cash payments for restructuring, taxes, interest, pensions, and incentives.

Cash provided by operating activities during the nine months ended September 30, 2024, was driven by cash inflows of $109.0 million after excluding non-cash impacts primarily from amortization of intangibles, depreciation, stock-based compensation expense, and non-cash goodwill and intangible asset impairment charges from our net loss. Cash was also provided by trade working capital of $86.7 million, which includes accounts receivable, inventory, and accounts payable. These were partly offset by a net cash outflow of $100.2 million from all other assets and liabilities including cash payments for restructuring, taxes, interest, pensions, and incentives.

Cash Flow from Investing Activities

Cash used by investing activities during the nine months ended September 30, 2025, was due to $10.1 million of cash used for the Buro Acquisition as well as capital expenditures, partly offset by $16.5 million in proceeds from the sale of our facilities in Sidney, New York and Barcelona, Spain.

Cash used by investing activities during the nine months ended September 30, 2024, was primarily due to capital expenditures.

Cash Flow from Financing Activities

Cash used by financing activities during the nine months ended September 30, 2025, was primarily due to dividend payments and cash used to repurchase common stock, partly offset by borrowings that exceeded debt repayments.

Cash used by financing activities during the nine months ended September 30, 2024, was primarily due to dividend payments, debt repayments exceeding borrowings, and cash used to repurchase common stock.

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

The following tables provide a reconciliation of GAAP net sales as reported to non-GAAP comparable sales:

	Comparable Sales - Three Months Ended September 30, 2025
		Non-GAAP

(in millions)	GAAP Net Sales	Currency Translation	Comparable Sales
ACCO Brands Americas	$227.6	$0.4	$227.2
ACCO Brands International	156.1	6.1	150.0
Total	$383.7	$6.5	$377.2

	Amount of Change - Three Months Ended September 30, 2025 compared to the Three Months Ended September 30, 2024
	$ Change - Net Sales
		Non-GAAP

(in millions)	GAAP Net Sales Change	Currency Translation	Comparable Sales Change
ACCO Brands Americas	$(31.5)	$0.4	$(31.9)
ACCO Brands International	(5.7)	6.1	(11.8)
Total	$(37.2)	$6.5	$(43.7)

	% Change - Net Sales
		Non-GAAP

	GAAP Net Sales Change	Currency Translation	Comparable Sales Change
ACCO Brands Americas	(12.2)%	0.2%	(12.4)%
ACCO Brands International	(3.5)%	3.8%	(7.3)%
Total	(8.8)%	1.5%	(10.3)%

	Comparable Sales - Nine Months Ended September 30, 2025
		Non-GAAP

(in millions)	GAAP Net Sales	Currency Translation	Comparable Sales
ACCO Brands Americas	$650.0	$(9.7)	$659.7
ACCO Brands International	445.9	7.1	438.8
Total	$1,095.9	$(2.6)	$1,098.5

	Amount of Change - Nine Months Ended September 30, 2025 compared to the Nine Months Ended September 30, 2024
	$ Change - Net Sales
		Non-GAAP

(in millions)	GAAP Net Sales Change	Currency Translation	Comparable Sales
ACCO Brands Americas	$(98.6)	$(9.7)	$(88.9)
ACCO Brands International	(23.6)	7.1	(30.7)
Total	$(122.2)	$(2.6)	$(119.6)

	% Change - Net Sales
		Non-GAAP

	GAAP Net Sales Change	Currency Translation	Comparable Sales
ACCO Brands Americas	(13.2)%	(1.3)%	(11.9)%
ACCO Brands International	(5.0)%	1.5%	(6.5)%
Total	(10.0)%	(0.2)%	(9.8)%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk" of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to Foreign Exchange Risk Management or Interest Rate Risk Management in the quarter ended September 30, 2025 or through the date of this report.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision of the Chief Executive Officer and the Chief Financial Officer, and with the participation of our Disclosure Committee, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2025.

(b) Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are various claims, lawsuits and pending actions against us incidental to our operations, including the income tax assessments against our Brazilian subsidiary, ACCO Brands Brasil Ltda. (the "Brazil Tax Assessments"). In June 2025, we agreed with the Brazilian Treasury to settle the Brazil Tax Assessments pursuant to an amnesty program. For more information, see "Part I, Item 1. Note 11. Income Taxes, Brazil Tax Assessments" to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable.

(b) Not applicable.

(c) Common Stock Purchases

The following table provides information about our purchases of equity securities during the quarter ended September 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
July 1, 2025 to July 31, 2025	—	$—	—	$75,645,700
August 1, 2025 to August 31, 2025	—	—	—	75,645,700
September 1, 2025 to September 30, 2025	—	—	—	75,645,700
Total	—	$—	—	$75,645,700

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2025, no director or officer of the Company who is required to file reports under Section 16 of the Exchange Act informed us that he or she adopted, materially modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

10.1

Eighth Amendment to Third Amended and Restated Credit Agreement, dated as of July 29, 2025, among the Company, certain subsidiaries of the Company, Bank of America, N.A., as administrative agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2025 (File No. 001-08454))

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

Date: October 31, 2025