Form 10-K
period 2025-12-31
ACCO BRANDS Corp
filed 2026-03-09
CIK 712034

b

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________________________________

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2025

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

As of June 30, 2025, the aggregate market value of the shares of Common Stock held by non-affiliates of the registrant was approximately $316.1 million. As of March 2, 2026, the registrant had outstanding 90,170,277 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be issued in connection with registrant’s annual stockholders' meeting expected to be held on May 16, 2026, are incorporated by reference into Part III of this report.

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

Some of the factors that could affect our results or cause our plans, actions, and results to differ materially from those expressed in the forward-looking statements contained in this Annual Report Form 10-K are detailed in "Part I, Item 1. Business" and "Part I, Item 1A. Risk Factors" as well as in "Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report on Form 10-K and from time to time in our other Securities and Exchange Commission (the "SEC") filings.

Website Access to Securities and Exchange Commission Reports

The Company’s website can be found at www.accobrands.com. The information contained on or connected to our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this or any other report we file with the SEC. The Company makes available free of charge on or through its website its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as practicable after the Company files them with, or furnishes them to, the SEC. We also make available the following documents, among others, on our website: the Audit Committee Charter; the Compensation and Human Capital Committee Charter; the Nominating, Governance and Sustainability Committee Charter; our Corporate Governance Principles; and our Code of Conduct. The Company’s Code of Conduct applies to all of our directors, officers (including the Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer) and employees. You may obtain a copy of any of the foregoing documents, free of charge, if you submit a written request to ACCO Brands Corporation, Four Corporate Drive, Lake Zurich, IL 60047, Attn: Investor Relations.

PART I

ITEM 1. BUSINESS

As used in this Annual Report on Form 10-K for the fiscal year ended December 31, 2025, the terms "ACCO Brands," "ACCO," the "Company," "we," "us," and "our" refer to ACCO Brands Corporation, a Delaware corporation incorporated in 2005, and its consolidated domestic and international subsidiaries.

For a description of certain factors that may have had, or may in the future have, a significant impact on our business, results of operations or financial condition, see "Part I, Item 1A. Risk Factors" of this report.

Overview of the Company

ACCO Brands is a leading global consumer, technology and business branded products company, providing well-known brands and innovative product solutions used in schools, homes and at work. Approximately 75 percent of our 2025 net sales came from brands that are in the No. 1 or No. 2 position in the product categories in which we compete. Our top 12 brands represented approximately $1.1 billion of our 2025 net sales. Our products are sold primarily in the U.S., Europe, Australia, Canada, Brazil, and Mexico.

Note: Artline® in Australia/N.Z. only

Business Strategy

Our key strategic priorities are to:

•
Enhance innovation and new product development processes, expand into new points of distribution and extend our product offering into adjacent categories.
•
Expand organically and inorganically the mix of business into higher growth technology peripheral categories.
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

The Company generates consistent operating cash flow, allowing for a balanced capital allocation strategy. Our capital allocation strategy prioritizes debt reduction to strengthen our balance sheet, while also supporting the quarterly dividend, potential share repurchases and opportunistic mergers and acquisitions. Historically we have made acquisitions that have meaningfully expanded our portfolio of well-known brands, enhanced our competitive position from both a product and channel perspective, added scale to our operations, and increased our geographic presence.

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

Sales Percentage by Operating Segment	2025	2024	2023
ACCO Brands Americas	59%	60%	62%
ACCO Brands International	41%	40%	38%
	100%	100%	100%

For more information on our operating segments see "Note 18. Information on Operating Segments" to the consolidated financial statements contained in Part II, Item 8. of this report.

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

Generally, our operating cash flow is generated in the second half of the year, as the cash inflows in the first and second quarters are consumed building working capital and making our annual performance-based compensation payments when earned. Our third and fourth quarter cash flows come from completing the working capital cycle. The seasonality of our operating cash flow may be impacted as we execute on our footprint rationalization program and increase our use of sourcing finished products.

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

Intellectual Property

Our products are marketed under a variety of trademarks. Some of our more significant trademarks include ACCO®, AT-A-GLANCE®, Barrilito®, Buro®, Derwent®, Esselte®, Five Star®, Foroni®, GBC®, Hilroy®, Kensington®, Leitz®, Marbig®, Mead®, NOBO®, PowerA®, Quartet®, Rapid®, Rexel®, Swingline®, and Tilibra®. We own rights to these trademarks in various countries throughout the world. We protect these trademarks as appropriate through registrations in the U.S. and other jurisdictions. Depending on the jurisdiction, trademarks are generally valid as long as they are in use or their registrations are properly maintained, and they have not been found to have become generic. Registrations of trademarks can generally be renewed indefinitely as long as the trademarks are in use. We also own numerous patents worldwide. Additionally, our gaming accessories business depends on maintaining our licensing rights with key gaming console manufacturers and video game publishers, while our audio products business depends in part on certifications as to their compatibility with third party communications platforms.

Human Capital Resources

The people behind the brands are our greatest assets and key enablers of our success. We are intentional about providing fulfilling work experiences and competitive total rewards packages that attract top talent, motivate employees to stay, and actively engage in a winning team environment.

At the end of 2025, we had approximately 4,700 full-time and part-time employees worldwide, with approximately 3,600 employees based outside the U.S. We also rely on a contingent hourly workforce to supplement our full-time workforce to meet seasonal demand. Approximately 200 manufacturing and distribution employees in the U.S. are covered by collective bargaining agreements. We also have government-mandated collective bargaining arrangements in certain countries, particularly in Europe and Brazil. There have been no strikes or material labor disputes at any of our facilities during the past five years.

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

Executive Leadership of the Company

As of February 27, 2026, the executive leadership team of the Company consisted of the following executive officers. Ages are as of December 31, 2025.

Paul P. Daniel, age 60

•
2022 - present, Senior Vice President and Chief Information Officer
•
2020 - 2022, Vice President, Infrastructure and Operations
•
2017 - 2020 - Vice President, Global IT Operations, Tate & Lyle PLC
•
Joined the Company in 2020

James M. Dudek, Jr., age 54

•
2020 - present, Senior Vice President, Corporate Controller and Chief Accounting Officer
•
2017 - 2020, Vice President and Corporate Controller
•
2016 - 2017, Chief Accounting Officer, Innerworkings, Inc.
•
Joined the Company in 2017

Kathryn D. Ingraham, age 57

•
2025 - present, Senior Vice President, General Counsel and Corporate Secretary
•
2019 - 2024 General Counsel and Secretary, Convergint Technologies
•
2015 - 2018 General Counsel, KapStone Paper and Packaging Corporation
•
Joined the Company in 2025

Angela Jones, age 62

•
2025 - present, Senior Vice President, Global Chief People and Corporate Responsibility Officer
•
2020 - 2025, Senior Vice President and Global Chief People Officer
•
2018 - 2020, Senior Vice President and Chief People Officer, Compass Minerals
•
2016 - 2018, Vice President, Human Resources Rembrandt Foods
•
Joined the Company in 2020

Gregory J. McCormack, age 62

•
2024 - present - Senior Vice President, Global Operations and Supply Chain
•
2018 - 2023, Senior Vice President, Global Products and Operations
•
2013 - 2018, Senior Vice President, Global Products
•
Joined the Company in 1996

Deborah A. O'Connor, age 63

•
2022 - present, Executive Vice President and Chief Financial Officer
•
2020 - 2021, President and Chief Financial Officer, True Value Company
•
2015 - 2020, Senior Vice President and Chief Financial Officer, True Value Company
•
Joined the Company in 2022

John E. Peters, Jr., age 49

•
2025 - present, Senior Vice President, North America
•
2024 - 2025, Senior Vice President, General Manager - U.S. C&OP and PowerA
•
2020 - 2024, Senior Vice President, U.S. Sales
•
Joined the Company in 1998

Ard-Jen (AJ) Spijkervet, age 58

•
2026 - present, Senior Vice President and President, International
•
2017 - 2025, Vice President, Central Europe / Vice President, Brand Strategy
•
Joined the Company in 2017

Thomas W. Tedford, age 55

•
2023 - present, President and Chief Executive Officer
•
2021 - 2023, President and Chief Operating Officer
•
2015 - 2021, Executive Vice President and President, ACCO Brands North America
•
Joined the Company in 2010

ITEM 1A. RISK FACTORS

The factors that are discussed below, as well as the matters that are generally set forth in this Annual Report on Form 10-K and the documents incorporated by reference herein, could materially and adversely affect the Company’s business, results of operations, and financial condition. Additional risks and uncertainties that are not presently known to us or that are not deemed material also may materially adversely affect the Company’s business, results of operations, and financial condition in the future.

Summary Risk Factors

•
Economic and Strategic Risks
o
Customer concentration;
o
General economic and business conditions globally and in our markets;
o
Impact of business decisions by large customers;
o
Foreign currency exposure;
o
Highly competitive industry;
o
Ability to develop and market innovative products at competitive prices;
o
Operating in emerging markets;
o
Continued declines in the use of certain of our products;
o
Seasonality of our business;
o
Pension plan investment volatility and unfunded liabilities;
o
Impairment of goodwill and intangible assets;
o
Ability to protect and maintain intellectual property and to license the right to use the trademarks and other intellectual property of third parties;
o
Timing, frequency and success of release of new gaming consoles by major gaming console makers;
o
Ability to properly identify, value, execute and integrate acquisition opportunities;
•
Operational Risks
o
Ability to implement restructuring and cost savings initiatives;
o
Disruptions in the global supply chain;
o
Inflation in the cost of raw materials, transportation, labor and other supplies and services;
o
Ability to effectively outsource product development and production, our information technology systems and other administrative functions;
•
Technology and Cybersecurity Risks
o
Extensively reliance on information technology systems to manage our business;
o
Impact of data and system security breaches;
o
Risks related to implementation of artificial intelligence solutions in our operations;
•
Liquidity, Capital Resources and Capital Allocation Risks
o
Limitations under our debt instruments;
o
Ability to pay dividends or engage in stock repurchases;
•
Legal and Regulatory Risks
o
Product liability risks;
o
Litigation risks;
o
Tax compliance and liabilities applicable to global business;
o
Complex and expensive legal and regulatory requirements;
o
Changes in trade policy and regulations, including changing tariff policies and trade agreements;
•
General Risk Factors
o
Ability to attract and retain qualified personnel;
o
Stock price volatility; and
o
Broad range of circumstances outside our control.

Economic and Strategic Risks

A limited number of large customers account for a significant percentage of our net sales, and the loss of, or a substantial reduction in sales to, or gross profit from, or significant decline in the financial condition of one or more of these customers has and is likely to continue to adversely impact our business and results of operations.

Our top ten customers accounted for a significant portion of our net sales. The loss of, or a significant reduction in sales to, or gross profit from, one or more of our top customers, or significant adverse changes to the terms on which we sell our products to one or more of our top customers, has and is likely to continue to have a material adverse effect on our business, results of operations, and financial condition.

The size, scale, and relative competitive market position of certain large customers gives them significant leverage in business negotiations. Additionally, the competitive environment in which our large customers operate has made and will continue to make our business with them challenging and unpredictable.

Our customer concentration increases our customer credit risk. If any of our larger customers were to face liquidity issues, become insolvent or file for bankruptcy, we have and could continue to be adversely impacted due to not only a reduction in future sales but also delays or defaults in the payment of existing accounts receivable balances. Such a result could adversely impact our cash flows, results of operations, and financial condition.

Sales of our products have been, and we expect they will continue to be, materially and adversely affected by general economic and business conditions globally and in the countries in which we operate.

Our business depends on discretionary spending, and, as a result, our sales and operating results are highly dependent on consumer and business confidence and the health of the economies in the countries in which we operate. During periods of economic uncertainty or weakness, we have and continue to experience lower demand from our reseller customers who often reduce inventories, both to reduce their own working capital investments and because demand for our products decreases as consumers switch to private label and other branded and/or generic products that compete on price and quality, or forgo purchases altogether. Overall, adverse economic conditions, including high inflation, varying interest rates, and sustained periods of economic uncertainty or weakness in one or more of the geographic markets in which we operate, whatever the cause, have negatively affected, and we expect will continue to negatively affect, our sales and profitability, results of operations, cash flow, and financial condition.

Large customers have taken, and may continue to take, actions that adversely affect our gross profit and operating results.

We are increasingly dependent upon key customers whose bargaining strength is substantial and growing. We may be negatively affected by changes in the policies of our customers, such as on-hand inventory reductions, limitations on access to shelf space, use of private label brands, price and term demands, actions to respond to public health crises, and other conditions, which could negatively impact our business, operating results, and financial condition.

Certain of our customers source and sell products under their own private label brands that compete with our products. Additionally, as large traditional retail and online customers grow even larger and become more sophisticated, they may continue to demand lower pricing, shorter lead times for the delivery of products, smaller more frequent shipments, or impose other requirements on product suppliers. These business demands may relate to inventory practices, logistics, or other aspects of the customer-supplier relationship. If we do not effectively respond to these demands, these customers could decrease their purchases from us. A reduction in the demand for our products by these customers and the costs of complying with their business demands could have a material adverse effect on our business, operating results, and financial condition.

The Company has foreign currency translation and transaction exposure that has, and is likely to continue to, materially affect the Company’s sales, results of operations, financial condition, and liquidity.

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

The fluctuations in the foreign currency rates relative to the U.S. dollar cause translation, transaction, and other gains and losses in our non-U.S.-based businesses, which impact our sales, profitability, and cash flow. Our primary exposure is from translation of our foreign operations' results. Generally, the strengthening of the U.S. dollar against foreign currencies negatively impacts the Company’s reported sales and operating margins. Conversely, the weakening of the U.S. dollar against foreign currencies generally has a positive effect on the Company’s sales and operating margins.

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

Challenges related to the highly competitive business environment in which we operate have, and are likely to continue to have, a material adverse effect on our business, results of operations, and financial condition.

We operate in a highly competitive environment characterized by large, sophisticated customers, low barriers to entry for certain of our products, and competition from a wide range of products and services (including private label products and electronic and digital products and services that can replace or render certain of our products obsolete). We have seen, and expect to continue to see, increased competition from private label brands as well as increased price competition from branded competitors, especially in periods of economic uncertainty and weakness when customers and consumers turn to alternative or lower cost products, including digital solutions, and overall demand for our products is lower.

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

Our success depends on our ability to invest in innovation and product development and successfully anticipate, develop and market products that appeal to the changing needs and preferences of consumers and other end-users. Additionally, part of our strategy is to develop new, exciting, and differentiated products which we believe help us to sustain category leading positions and drive significant long-term growth. There can be no assurance that we will make the right investment choices or be successful in developing innovative products. If we are unable to successfully increase sales and margins by expanding our product assortment, our business, results of operations, and financial condition could be adversely affected.

Growth in emerging geographies may be difficult to achieve and exposes us to financial, operational, regulatory, compliance, and other risks not present, or not as prevalent, in more established markets.

Emerging markets, such as Brazil and Mexico, generally involve more financial, operational, regulatory and compliance risks than more mature markets. As we expand and grow in these markets, we increase our exposure to these risks. These risks include currency transfer restrictions, currency fluctuations, changes in international trade and tax policies and regulations (including import and export restrictions), and a lack of well-established or reliable legal systems. Additionally, in some cases, emerging markets also have greater political and economic volatility, greater vulnerability to infrastructure and labor disruptions, and are more susceptible to corruption, civil unrest, military disruptions, terrorism, public health emergencies, severe weather conditions, and natural disasters. Weak or corrupt legal systems may affect our ability to protect and enforce our intellectual property, contractual and other rights. Further, these emerging markets are generally more remote from our headquarters' location and have different cultures that may make it more difficult to impose corporate standards and procedures and the extraterritorial laws of the U.S. and other jurisdictions, including the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and other similar laws.

If we are unable to profitably grow our existing emerging market businesses or expand into other emerging markets, achieve the return on capital we expect as a result of our investments, or effectively manage the risks inherent in operating in these markets, our business, results of operations, and financial condition could be adversely affected.

Continued declines in the use of certain of our products have and will continue to materially adversely affect our business.

As use of technology-based tools continues to rise worldwide and the nature of hybrid work and education evolves demand for many of our products, especially for our traditional paper-based and related products has declined. This trend was accelerated by the COVID-19 pandemic and we expect that demand for these products will continue to decline. Additionally, regulatory developments - such as the recent decision by the German government to replace paper-based processes with digital solutions - continue to accelerate this decline in demand. The decline in the overall demand for certain of the products we sell has materially adversely impacted our business and results of operations, and we expect it will continue to do so.

Our school and technology accessories businesses are seasonal, which has impacted, and may in the future impact, our ability to accurately forecast our operating results, and working capital requirements.

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

As of December 31, 2025, the Company had $122.8 million recorded as pension liabilities in its Consolidated Balance Sheet. Funding obligations are determined by government regulations and are measured each year based on the value of assets and liabilities on a specific date. When the financial markets do not provide the long-term returns that are expected, or discount rates increase the present value of liabilities, the Company has been, and in the future could be, required to make larger contributions and/or record higher non-cash expenses related to its pension liabilities. The markets can be very volatile, and therefore the Company’s estimate of future contribution requirements and/or non-cash expenses can change dramatically in relatively short periods of time. Similarly, changes in interest rates and legislation enacted by governmental authorities can impact the timing and amounts of contribution requirements and/or non-cash expenses. An adverse change in the funded status of our pension plans could significantly increase our required future contributions and/or non-cash expenses and adversely impact our liquidity.

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

We have approximately $1.2 billion of goodwill and other specifically identifiable intangible assets as of December 31, 2025. During the second quarter of 2024, we recorded a $165.2 million non-cash impairment charge related to goodwill and an indefinite-lived trade name within our Americas reporting unit. This follows a $89.5 million non-cash goodwill impairment charge related to our Americas reporting unit recorded during the fourth quarter of 2023. Future events may occur that could adversely affect the reported value, or fair value, of our goodwill or indefinite-lived intangible assets that would require future impairment charges which would negatively impact our financial results. Such events may include, but are not limited to, strategic decisions made in response to changes in economic and competitive conditions, the impact of the economic environment on our sales and customer base, the unfavorable resolution of litigation, a material adverse change in our relationship with significant customers, or a sustained decline in our stock price. We continue to evaluate the impact of developments from our reporting units to assess whether impairment indicators are present. See also "Note 10. Goodwill and Identifiable Intangible Assets" to the consolidated financial statements contained in Part II, Item 8. of this report.

Our inability to secure, protect and maintain rights to intellectual property could have an adverse impact on our business. In particular, the success and future growth of our technology accessories business depends on its ability to license the right to use the trademarks and other intellectual property and/or receive certifications as to the compatibility of our technology products with third parties.

We consider our intellectual property rights, particularly and most notably our trademarks, trade names, and software product certifications, but also our patents, trade secrets, trade dress, copyrights, and licensing agreements, to be an important and valuable part of our business. Our failure to obtain or adequately protect our intellectual property rights, or any change in law, limitation or termination of our intellectual property rights by third parties, or other changes that serve to lessen or remove the current legal protections of our intellectual property, may diminish our competitiveness, dilute the value of our brands, cause confusion in the marketplace, and materially impact our sales and profitability.

Our gaming accessories business licenses technology, trademarks and other intellectual property from the three major gaming console manufacturers and numerous video game publishers. Our audio products are certified compatible with major communication platforms. Our ability to expand our technology accessories business into certain new geographies or product types requires that we obtain additional licensing rights and/or certifications from third parties including gaming console manufacturers, video game publishers and communication software companies and platforms. There can be no assurance that we will be able to obtain these additional licensing rights. The loss, inability to obtain, or non-renewal of one or more of these licenses would, in all likelihood, materially and adversely impact our sales, results of operations, and financial condition.

We depend upon the introduction and success of new gaming consoles to drive sales of our products. If newly introduced gaming consoles are not successful, if the rate at which those products are introduced declines, or if such products are not readily available, it may negatively impact our business.

Our gaming accessories business depends on the introduction and success of new gaming consoles and video games. As a result, our business results can be materially affected by the timing and frequency with which new gaming consoles are introduced by the three major gaming console manufacturers and video game publishers, whether these products achieve widespread acceptance among gamers, whether such products are readily available at affordable prices, and whether and how quickly we receive intellectual property licenses or certifications with respect to our gaming accessories.

The demand for our products would likely decline, perhaps substantially, if gaming companies and developers do not introduce and successfully market sophisticated new and improved games on an ongoing basis or if demand for video games among gaming enthusiasts or conditions in the gaming industry deteriorate for any reason. As a result, our sales and other operating results fluctuate due to conditions in the market for gaming consoles and games, and downturns in this market would, in all likelihood, materially and adversely impact our sales, results of operation, and financial condition.

Our strategy is partially based on growth through acquisitions. Failure to properly identify, value and manage acquisitions, and successfully integrate them may materially impact our business, results of operations, and financial condition.

Our strategy is partially based on growth through acquisitions. We may not be successful in identifying suitable acquisition opportunities, prevailing against competing potential acquirers, negotiating appropriate acquisition terms, obtaining financing, or completing proposed acquisitions. In addition, an acquisition may not perform as anticipated, be successfully integrated, be accretive to earnings, or prove to be beneficial to our operations and cash flow. If we fail to effectively identify, value, consummate, or manage any acquired company, we may not achieve the financial results, including cost savings and synergies, anticipated at the time of its acquisition. An acquisition could also adversely impact our operating performance or cash flow due to the issuance of acquisition-related debt, pre-acquisition assumed liabilities, undisclosed facts about the business, expenses incurred to consummate the acquisition, increases in amortization due to the acquisition, or possible future impairments of goodwill or intangible assets associated with the acquisition.

We may face challenges in integrating our acquisitions with our existing operations and expanding the acquired business geographically. These challenges might include our need to rely on third parties to assist with integration efforts - including former owners of these acquired businesses to provide transition services as we migrate these businesses and their employees over to our various information technology platforms, systems, and benefit plans, among others. The process of integrating and expanding operations also could cause an interruption of, or loss of momentum in, the activities of one or more of our businesses due to the considerable time and attention needed for the process. If we are not able to effectively manage the integration process, or if any significant business activities are interrupted as a result thereof, our business and financial results could suffer.

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

In January 2024, the Company announced a multi-year restructuring and cost savings program, with anticipated annualized pre-tax cost savings of at least $60 million when fully realized. In 2025, the Company increased its savings target by $40 million, and now anticipates the multi-year program to yield approximately $100 million in annualized pre-tax cost savings by the end of 2026. The program incorporates initiatives to simplify and delayer the Company's operating structure and reduce costs through headcount reductions, supply chain optimization, global footprint rationalization, and better leveraging of the Company's sourcing capabilities. We may not be able to successfully execute these initiatives in a timely manner or realize the anticipated cost savings and operational efficiencies. Failure to implement these initiatives and realize the anticipated cost savings and operational efficiencies as planned could adversely affect our future results of operations and cash flow. Further, the changes to our operating structure, including the leadership changes, have resulted in a significant amount of organization change which, could divert management's attention from other priorities, disrupt the Company's day-to-day operations, and have a negative impact on employee morale and retention. If we are not able to effectively manage the restructuring process our business and financial results could suffer.

Our business, results of operations and cash flow have been, and may continue to be, adversely impacted by disruptions in the global supply chain.

We purchase a majority of the products we sell from suppliers in lower cost countries, primarily in Asia, while manufacturing some products in our own facilities. We also purchase component parts and raw materials for our manufactured products from third parties many of which are also imported from Asia. Additionally, we rely on international freight carriers and domestic trucking and rail lanes to import and distribute products to our customers throughout the world. We have experienced, and could experience, disruptions in our global supply chain due to insufficient freight carrier capacity, port delays and closures, the cost and availability of international and domestic freight carriers, labor shortages, rapidly changing labor policies, and geopolitical unrest. These events as well as further supply chain disruptions could adversely affect our operations, sales, profitability, and cash flow.

Our operating results have been, and continue to be, adversely affected by inflation and changes in the cost or availability of raw materials, transportation, labor and other necessary supplies and services, including the cost of finished goods.

The price and availability of raw materials, transportation, labor, and other necessary supplies and services used in our business, as well as the cost of finished goods, can be volatile due to numerous factors beyond our control, including general economic and competitive conditions, inflation, tariffs and changes in foreign trade policies, supply chain disruptions, supplier business strategies, and political instability, war, and other geopolitical tensions.

During periods of inflation and rising costs, we manage this volatility through a variety of actions, including targeted advance or periodic purchases, future delivery purchases, long-term contracts, sales price increases, and the use of certain derivative instruments. We have implemented, and may implement in the future, additional price increases if necessary to offset future inflationary and supply-chain related cost increases. Historically, we have not been able to raise prices fast enough to effectively mitigate the adverse impact of these cost increases on our margins and there can be no assurance that we will be able to do so in the future. Additionally, we have lost, and may continue to lose, sales due to increasing our selling prices to our customers. We have also seen customers and consumers purchase lower priced products which generate lower margins due to our price increases and we expect this trend to continue.

Outsourcing the development and production of certain of our products, our information technology systems and other administrative and finance functions could materially adversely affect our business, results of operations, and financial condition.

We outsource certain product development and manufacturing functions, such as product design and production, to third-party suppliers. This creates a number of risks, including decreased control over the engineering and manufacturing processes which can result in cost overruns, delayed deliveries or shortages, inferior product quality, and loss or misappropriation of trade secrets and intellectual property. Additionally, we rely on our suppliers to ensure that our products meet our design and product content specifications, and all applicable laws, including product safety, product compliance, security, labor, sustainability, and environmental laws. We also expect our suppliers to conform to our and our customers’ and licensors' codes of conduct and expectations with respect to product safety, product quality, social responsibility and environmental sustainability, and be responsive to our audits and requests for information needed to comply with laws and our customers' expectations. Failure to meet any of these requirements may result in our having to cease doing business with a supplier or cease production at a particular facility, stop selling or recall non-conforming products, or having imported products detained at the port or subject to exclusion or seizure. Substitute suppliers might not be available, or if available, might be unwilling or unable to offer products on acceptable terms or in a timely manner. Moreover, if one or more of our suppliers is unable or unwilling to continue to provide products of acceptable quality, at acceptable cost or in a timely manner due to financial difficulties, insolvency or otherwise, including as a result of disruptions associated with circumstances outside their control, or if customer demand for our products increases, we may be unable to secure sufficient additional capacity from our current suppliers, or others, in a timely manner or on acceptable terms. Any of these events could result in unforeseen production delays and increased costs and negatively affect our ability to deliver our products to our customers, all of which could adversely affect our business, sales, results of operations, and financial condition.

We also outsource important portions of our information technology infrastructure and systems support to third-party service providers. Outsourcing of information technology services creates risks to our business, which are similar to those created by our product production outsourcing.

In addition, we outsource certain administrative and financial functions, such as payroll processing, benefit plan administration, and accounts payable and accounts receivable management, to third-party service providers and may outsource other functions in the future to achieve cost savings and efficiencies. If the service providers to whom we outsource these functions do not perform effectively or experience deficiencies or material weaknesses in their internal controls, we may not be able to achieve the expected cost savings and may incur additional costs to correct errors they make. Depending on the function involved, such issues may also lead to business disruption, processing inefficiencies, internal control deficiencies, loss of or damage to intellectual property, legal and regulatory exposure, or harm to employee morale.

Technology and Cybersecurity Risks

We rely extensively on information technology systems to operate, transact and otherwise manage our business. Any material failure, inadequacy, or interruption of that technology or its supporting infrastructure could materially adversely affect our business, results of operations, and financial condition.

We rely extensively on our information technology systems, many of which are outsourced to third-party service providers. We depend on these systems and our third-party service providers to effectively manage our business and execute the production, distribution and sale of our products, as well as to manage and report our financial results and run other support functions. Although we have implemented service level agreements and require our third-party providers to validate their internal controls, if applicable, and have established monitoring controls, if our third-party service providers fail to perform their obligations in a timely manner or at satisfactory levels, our business could suffer. Additionally, if one or more of our information technology suppliers is unable or unwilling to continue to provide services at acceptable cost due to financial difficulties, insolvency, or otherwise, our business could be adversely affected.

Further, our failure to properly maintain and successfully upgrade or replace any of these systems, especially our enterprise resource planning systems, could disrupt our business and our ability to service our customers or negatively impact our ability to report our financial results in a timely and accurate manner.

If our day-to-day business operations or our ability to service our customers is negatively impacted by the failure or disruption of our information technology systems, if we are unable to accurately and timely report our financial results, or if we conclude that we do not have effective internal control over financial reporting and effective disclosure controls and procedures, it could damage our reputation and adversely affect our business, results of operations, and financial condition.

Security breaches could compromise our confidential and proprietary information, as well as any personally identifiable information for which we are responsible, and expose us to operational and legal risks that could cause our business and reputation to suffer and materially adversely affect our results of operations and financial condition.

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

Despite our efforts to secure and monitor our information technology systems, the possibility of intrusion, tampering, and theft cannot be eliminated entirely. We have from time to time experienced cybersecurity breaches, such as "phishing" attacks, business email compromises, employee or insider error, brute force attacks, unauthorized parties gaining access to our information technology systems, and similar incidents. To date, these incidents have not had a material impact on our business, but there can be no assurance that future incidents will not cause material impacts. The techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target. Additionally, there can be no assurance that the actions we and our outsourced providers take will prevent a breach of, or attack on the information technology systems that support the day-to-day operation of our business or house our confidential, proprietary, and personally identifiable information.

Any such intrusion, tampering, or theft (and any resulting disclosure or use of confidential, proprietary or personally identifiable information) could compromise our network, the network or data center of a third-party hosting key operating systems or data, or to whom we have disclosed confidential, proprietary or personally identifiable information or a third-party cloud service provider. Any of these impacts could result in a disruption to our information technology infrastructure, interruption of our business operations, violation of applicable privacy and other laws or standards, a deficiency in our internal control over financial reporting, significant legal and financial exposure beyond the scope or limits of any insurance coverage (including legal claims and proceedings and regulatory enforcement actions and penalties), increased operating costs associated with remediation activities and a loss of confidence in our security measures, all of which could harm our reputation with our customers, end-users, employees and other stakeholders and materially adversely affect our business and results of operations. Contractual provisions with third parties, including cloud service providers, may limit our ability to recover these losses.

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

Failure to successfully implement artificial intelligence in our operations and mitigate the attendant risks could materially adversely affect our business, results of operations, and financial condition.

We use artificial intelligence (“AI”), including generative AI and agentic AI, in various parts of our business. These technologies are complex and rapidly evolving; building them requires significant investment in infrastructure and personnel with no assurance that we will realize the desired or anticipated benefits. If we fail to successfully implement AI in our business operations, it could adversely affect our ability to realize anticipated cost savings and operational efficiencies as planned. Further, our competitors may more successfully incorporate AI into their businesses and products, which could impair our ability to compete effectively and adversely affect our results of operations.

Although we have recently established AI governance practices, including an AI policy, governance body, and review process, there remain risks related to AI accuracy, intellectual property infringement or misappropriation, data privacy, employment practices and cybersecurity, among others. Our ability to manage those risks and respond to new laws and regulations governing the use of AI, new or enhanced governmental or regulatory scrutiny, litigation, data breaches, ethical concerns, negative consumer perceptions of AI, or other complications could also adversely affect our business, brand perception, or financial results. As with many innovations, the use of AI may lead to challenges, concerns and risks we may not be able to predict, especially if our use of AI in our products and operations becomes more important over time.

Liquidity, Capital Resources and Capital Allocation Risks

Our existing borrowing arrangements limit our ability to engage in certain activities. If we are contractually restricted from pursuing activities or transactions that we believe are in our long-term best interests or are unable to meet our obligations under our loan agreements, our business, results of operations, and financial condition could be materially adversely affected.

The terms of our debt agreements limit our ability to engage in certain activities and transactions that may be in our and our stockholders' long-term interests. Among other things, the covenants and financial ratios and tests contained in our debt agreements restrict or limit our ability to incur additional indebtedness, grant certain liens on our assets, issue preferred stock or certain disqualified stock, make restricted payments (including dividends and share repurchases), make investments, sell our assets or merge with other companies, and enter into certain transactions with affiliates. We are also required to maintain specified financial ratios under certain circumstances and satisfy financial condition tests. Our ability to comply with these covenants and financial ratios and tests may be affected by events beyond our control, and we may not be able to continue to meet those covenants, ratios, and tests.

Our debt service obligations require us to dedicate a portion of our cash flow from operating activities to make interest and principal payments on our indebtedness, which reduces the availability of our cash flow to fund working capital, capital expenditures, research and product development efforts, potential acquisitions, and other general corporate purposes. A portion of our outstanding indebtedness bears interest at a floating rate which fluctuates with changes in interest rates.

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

We have a history of paying quarterly dividends and engaging in stock repurchase programs; however, any determination to continue to pay cash dividends at recent rates or at all, or repurchase our shares in the market, is contingent on a variety of factors, including our financial condition, results of operations, business requirements, and whether our board of directors' determines that such dividends or share repurchases are in the best interests of our stockholders and in compliance with all applicable laws and agreements. Under certain circumstances, the terms of our debt agreements limit our ability to return capital to stockholders through stock repurchases, dividends, or otherwise. Pursuant to an amendment to our Credit Agreement in July 2025, the aggregate amount of dividend payments or share repurchases we can make in 2026 is limited to the greater of $40.0 million or 1 percent of our Consolidated Total Assets, see "Note 4. Long-term Debt and Short-term Borrowings" to the consolidated financial statements contained in Part II, Item 8. of this report. There is no assurance that we will continue to make dividend payments or repurchase stock in amounts consistent with prior dividends and stock repurchases, or at all.

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

We are party to various lawsuits and regulatory proceedings, as well as other claims incidental to our business. In addition, we may be unaware of third-party claims of intellectual property infringement relating to our technology, brands, or products, and we may face other claims related to business operations. Any litigation regarding patents or other intellectual property could be costly and time-consuming and might require us to pay monetary damages or enter into costly license agreements. As an example, for the past nine years we have been involved in patent litigation regarding computer security locks. While we expect to prevail in the proceeding, we have incurred millions of dollars in litigation costs and might be obligated to pay millions more in damages should we not prevail. We also may be subject to injunctions against development and sale of certain of our products.

It is the opinion of management that the ultimate resolution of currently outstanding litigation and claims will not have a material adverse effect on our financial condition, results of operations or cash flow. However, there is no assurance that we will ultimately be successful in our defense of any of these matters or that an adverse outcome in any matter will not affect our results of operations, financial condition, or cash flow. Further, future claims, lawsuits and legal proceedings could materially adversely affect our business, reputation, results of operations, and financial condition.

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

For additional information on the impact of recent changes in tax legislation, see "Note 12. Income Taxes" to the consolidated financial statements contained in Part II, Item 8. of this report.

Laws, rules and regulations and self-regulatory requirements that affect our business, including the costs of compliance, as well as the impact of changes in such laws, could materially adversely affect our business, reputation, and results of operations.

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
•
International trade laws, including tariffs, trade sanctions, and embargoes;
•
Tax laws;
•
Privacy and data security laws and self-regulatory requirements regarding the acceptance, processing, storage and transmission of credit card data;
•
Anti-bribery, anti-corruption, and anti-money laundering laws;
•
Laws governing fair competition and marketing and advertising, including laws and regulations regarding "green" claims;
•
Environmental laws, including laws relating to the use, discharge and emission of certain materials (including hazardous substances), waste disposal, GHG emissions and other discharges to air, soil, and water;
•
Extended producer responsibility laws, that impose taxes on producers of various affected products and packaging, including those made of paper, plastic and rubber; to fund recycling programs, resulting in increases in our product costs;
•
Laws governing the toxic chemicals and materials in the products we sell, including PFAS;
•
Product safety laws; and
•
Laws relating to the environmental sustainability of our operations and our products and packaging, the health and safety of our employees and the protection of human rights in our supply chain, including:
o
laws mandating reporting obligations, including deforestation disclosures, and
o
laws establishing minimum recycled content requirements, governing labeling related to recyclability, and restricting or banning the use of certain materials in products or packaging, including single-use plastics (collectively “Sustainability Laws”);

All of these legal frameworks are complex and change frequently. Moreover, the requirements of these and other laws can vary significantly from jurisdiction to jurisdiction. Additionally, these laws and regulations are evolving rapidly, especially environmental laws, extended producer responsibility laws, Sustainability Laws, and laws governing "green" marketing claims, and may become more stringent over time, which could result in significant additional operating and compliance costs as well as increased risks of non-compliance. Further, the lack of harmonized regulatory requirements and reporting frameworks requires us to navigate myriad different requirements further increasing the cost and complexity of compliance and the risks of non-compliance. Failure by us to promptly and accurately meet these expectations and requirements may expose us to reputational and brand damage, regulatory penalties, and litigation among other things.

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

Changes in trade policy and regulations in the United States and other countries, including the imposition of tariffs and changes in trade agreements, and the resulting consequences, as well as the ongoing uncertainties related to future tariffs and trade policy, have, and are likely to continue to, adversely impact our business, results of operations, and financial condition.

The U.S. government has implemented tariffs (including reciprocal tariffs) on a wide range of products and other goods from many countries, including China, and is considering additional tariffs and further changes to international trade policy. Other countries, including Canada, have implemented retaliatory tariffs in response to the new U.S. tariffs. A significant number of the products we sell and certain raw materials we use in our U.S. production facilities are sourced from China, Vietnam, and other impacted countries, and we optimize our North American supply chain by, in some cases, consolidating inventories in the U.S. The existing tariffs have had, and are likely to continue to have an adverse impact on our business and operating results which may be material. In addition, the current uncertainty surrounding international trade policy and regulations as well as trade disputes and tensions between the U.S. and its trading partners has had, and is likely to have, an adverse effect on business and consumer confidence and spending which is affecting, and we expect will continue to affect, the demand for our products. We are constantly monitoring the tariffs and other changes and adjusting our manufacturing and distribution footprint globally to manage and mitigate these risks. In addition, we are implementing price increases as appropriate.

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

Circumstances outside our control, including telecommunication failures, labor strikes, power and/or water shortages, acts of God, public health emergencies, including the occurrence of a pandemic, severe weather conditions, natural disasters, war, terrorism, and other geopolitical incidents have, and in the future could, materially and adversely impact our business, sales, results of operations, and financial condition.

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

Political instability, civil unrest, war or terrorism, public health crises, pandemics, or other public health emergencies, and severe weather or natural disasters may also affect consumer and business confidence and the health of the economies in the countries in which we operate. Overall, adverse changes in economic conditions or sustained periods of economic uncertainty or weakness in one or more of the geographic markets in which we operate, whatever the cause, have negatively affected our historical sales and profitability, and in the future could have an adverse effect on our sales, business, results of operations, cash flow, and financial condition.

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

Cybersecurity Roadmap and Risk Assessment

We have a cybersecurity roadmap that provides a framework for prioritizing and managing our ongoing cybersecurity program. We conduct periodic risk assessments based on the National Institute of Standards and Technology ("NIST") cybersecurity framework to identify and assess our cybersecurity risks, vulnerabilities and information security maturity assessments to evaluate the maturity stage of the overall cybersecurity program. The results of these assessments are reported to the Audit Committee of the Board, and we adjust our cybersecurity roadmap, policies, processes, and practices as necessary based on the information provided by these assessments as well as the monitoring, testing, and auditing noted below.

Incident Response and Recovery Planning

We have an established incident response and recovery plan based on the NIST cybersecurity framework. The plan specifies the process for identifying, classifying, documenting, and responding to cybersecurity incidents, including escalation protocols to ensure the involvement of our executive leadership, including our CEO, CFO, CIO, and General Counsel so that decisions regarding the public disclosure and reporting of any incident can be made by executive management in a timely manner.

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

Monitoring, Testing and Auditing

We monitor the evolving cybersecurity landscape that could result in new or increased cybersecurity threats. We also engage in the periodic assessment and testing of our policies, standards, processes and practices. These efforts include audits, vulnerability and penetration testing, tabletop exercises, social engineering campaigns, and other internal and external assessments. We evaluate the effectiveness of our information technology-related internal controls annually.

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

Our Senior Vice President and Chief Information Officer and our Vice President, Global Infrastructure, Operations, & Cybersecurity, update the Audit Committee regularly regarding the status of ongoing cybersecurity initiatives and strategies and incident reports. They also present information to the Audit Committee regarding management's cybersecurity risk and maturity assessments, including changes to our cybersecurity roadmap as a result of these assessments. This briefing is also posted to the full Board, which also receives quarterly updates through the Audit Committee. In accordance with the Company's policies and incident response plans, based on the severity of the incident, the Audit Committee is notified and briefed. The Board and executive management participate in cybersecurity training and conduct tabletop exercises on a periodic basis.

Management Oversight

At a management level, our cybersecurity program is led by our Vice President, Global Infrastructure, Operations, & Cybersecurity who oversees a team with extensive knowledge and expertise. He reports to our Chief Information Officer, who reports to our Chief Executive Officer. Our Vice President, Global Infrastructure, Operations, & Cybersecurity also chairs our Cybersecurity Management Committee which consists of senior business and functional leaders, including our Chief Information Officer and General Counsel. The Cybersecurity Management Committee is intended to provide cross-functional support for cybersecurity risk management.

Cyber Risks, Threats and Incidents

As a global company servicing customers in over 100 countries, we experience a variety of cybersecurity events and incidents. However, as of the date of this Annual Report on Form 10-K, we are not aware of any cybersecurity incident that has materially affected or is reasonably likely to materially affect our business, strategy, results of operations, or financial condition; though there can be no assurance that a cybersecurity incident that could have a material impact on us will not occur in the future. For further details regarding the cybersecurity risks and uncertainties we face see "Part I, Item 1A. Risk Factors -Technology and Cybersecurity Risks" of this report.

ITEM 2. PROPERTIES

We have manufacturing facilities in the U.S., Europe, Brazil, Mexico and Australia, and maintain distribution centers in the regional markets we service. We lease our corporate and U.S. headquarters in Lake Zurich, Illinois. The following table lists our other principal facilities by segment as of December 31, 2025:

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

ITEM 3. LEGAL PROCEEDINGS

We are party to various lawsuits and regulatory proceedings, as well as other claims incidental to our business. In addition, we may be unaware of third-party claims of intellectual property infringement relating to our technology, brands, or products, and we may face other claims related to business operations. Any litigation regarding patents or other intellectual property could be costly and time-consuming and might require us to pay monetary damages or enter into costly license agreements. We also may be subject to injunctions against development and sale of certain of our products.

It is the opinion of management that the ultimate resolution of currently outstanding matters will not have a material adverse effect on our financial condition, results of operations, or cash flow. However, there is no assurance that we will ultimately be successful in our defense of any of these matters or that an adverse outcome in any matter will not affect our results of operations, financial condition, or cash flow. Further, future claims, lawsuits, and legal proceedings could materially and adversely affect our business, reputation, results of operations and financial condition.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Information

Our common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "ACCO." As of March 2, 2026, we had approximately 6,666 record holders of our common stock.

Stock Performance Graph

The following graph compares the cumulative total stockholder return on our common stock to that of the S&P Office Services and Supplies (SuperCap1500) Index and the Russell 2000 Index assuming an investment of $100 in each from December 31, 2020 through December 31, 2025.

	Cumulative Total Return
	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24	12/31/25
ACCO Brands Corporation	$100.00	$100.77	$71.28	$82.13	$75.00	$57.65
Russell 2000	100.00	114.82	91.35	106.82	119.14	134.40
S&P Office Services and Supplies (SuperCap1500)	100.00	112.08	86.41	109.06	121.49	122.16

Common Stock Purchases

The following table provides information about our purchases of equity securities during the quarter ended December 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
October 1, 2025 to October 31, 2025	—	$—	—	$75,645,700
November 1, 2025 to November 30, 2025	—	—	—	75,645,700
December 1, 2025 to December 31, 2025	—	—	—	75,645,700
Total	—	$—	—	$75,645,700

(1)
Remaining value of shares available to be repurchased out of a $100 million share repurchase authorization made by the Board of Directors on August 7, 2019.

During the year ended December 31, 2025, we repurchased 3.2 million of our common stock in the open market.

The number of shares to be purchased, if any, and the timing of purchases will be based on the Company's stock price, leverage ratios, cash balances, general business and market conditions, and other factors, including alternative investment opportunities and working capital needs. The Company may repurchase its shares, from time to time, through a variety of methods, including open-market purchases, privately negotiated transactions and block trades or pursuant to repurchase plans designed to comply with the Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. Any stock repurchases will be subject to market conditions, SEC regulations and other considerations, and may be commenced or suspended at any time or from time to time, without prior notice. Accordingly, there is no guarantee as to the number of shares that will be repurchased or the timing of such repurchases. See "Dividends" below for a summary of limitations on our ability to repurchases shares.

Dividends

Dividend information for each quarter for the years ended December 31, 2025, 2024 and 2023 is summarized below:

	2025	2024	2023
First quarter	$0.075	$0.075	$0.075
Second quarter	0.075	0.075	0.075
Third quarter	0.075	0.075	0.075
Fourth quarter	0.075	0.075	0.075
Total	$0.300	$0.300	$0.300

The continued declaration and payment of dividends is at the discretion of the Board of Directors and will be dependent upon, among other things, the Company's financial position, results of operations, cash flows and other factors. The Company currently believes its capital structure and cash resources can continue to support the funding of future dividends. Our long-term strategy remains to deploy cash to fund dividends, reduce debt, make acquisitions, and repurchase shares of our common stock. Pursuant to an amendment to our Credit Agreement in July 2025, the aggregate amount of dividend payments or share repurchases we can make in 2026 is limited to the greater of $40.0 million or 1 percent of the our Consolidated Total Assets. See "Part I, Item 1A Risk Factors - Liquidity, Capital Resources and Capital Allocation Risks" of this report.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements of ACCO Brands Corporation and the accompanying notes contained in Part II, Item 8. and the relevant risks outlined in Part I, Item 1A. Risk Factors of this report. The following discussion and analysis are for the year ended December 31, 2025, compared with the same period in 2024 unless otherwise stated. For a discussion and analysis of the year ended December 31, 2024, compared with the same period in 2023, please refer to "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in Part II, Item 7. of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (the "SEC") on February 21, 2025.

Overview of the Company

ACCO Brands is a leading global consumer, technology and business branded products company, providing well-known brands and innovative product solutions used in schools, homes and at work. These brands include At-A-Glance®, Barrilito®, Buro® Esselte®, Five Star®, Foroni®, GBC®, Hilroy®, Kensington®, Leitz®, Mead®, PowerA®, Quartet®, Rapid®, Swingline®, Tilibra®, and others. Our products are sold primarily in the U.S., Europe, Australia, Canada, Brazil, and Mexico.

The Company has two operating segments, Americas and International. Americas includes the U.S., Canada, Brazil, Mexico, and Chile and International includes EMEA, Australia, New Zealand, and Asia. Each operating segment designs, markets, sources, manufactures and sells recognized consumer, technology, and business branded products used in schools, homes, and at work. Product designs are tailored to end-user preferences in each geographic region, and where possible, leverage common engineering, design, and sourcing.

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

Overview of 2025 Financial Performance

During 2025, the Company was impacted by soft global demand, reflecting weak consumer and business spending due to a weak macroeconomic environment and geopolitical uncertainties. We expect these collective global trends to continue to impact our financial results.

In 2025, our net sales decreased $141.5 million, or 8.5 percent, compared to the prior year. Globally, demand was softer for certain office related products. In addition, sales were impacted by tariff disruptions in the Americas operating segment, primarily in the United States. Gross margin decreased 50 basis points compared to the prior-year period, primarily due to the impact of volume declines and tariff related impacts.

We reported operating income of $92.3 million in 2025 compared to an operating loss of $37.0 million in 2024. The increase was primarily due to the prior year non-cash goodwill and intangible asset impairment charge.

We reported net income of $41.3 million, or $0.44 per share, compared to a net loss of $101.6 million, or $(1.06) per share in the prior year. The prior year reported net loss reflects non-cash goodwill and intangible asset impairment charges and lower benefits from discrete tax items.

Operating cash flows for the year provided cash of $68.7 million and $148.2 million in 2025 and 2024, respectively. Our seasonal operating cash flow followed our historic pattern of outflow in the first half followed by strong inflows in both quarters of the second half.

Response to Tariffs

In reaction to the evolving tariff landscape, we have taken, and will continue to take, a number of actions:

•
Communicated and implemented price increases in the U.S.,
•
Moved sourcing of our U.S. products to countries where we believe tariffs will be lower over the long term,
•
Negotiated with suppliers on best terms, and
•
Expanded our SKU rationalization in the U.S. and offered our customers item substitutions for high-cost products.

For further information on our risks related to the impact of tariffs and changes in trade policies, see "Part I, Item 1A. Risk Factors" of this report.

Consolidated Results of Operations for the Years Ended December 31, 2025 and 2024

	Year Ended December 31,		Amount of Change
(in millions, except per share data)	2025	2024	$	%/pts
Net sales	$1,524.7	$1,666.2	$(141.5)	(8.5)%
Comparable sales (Non-GAAP)(1)	$1,511.5	$1,666.2	$(154.7)	(9.3)%

Gross profit	500.0	555.4	(55.4)	(10.0)%
Gross profit margin	32.8%	33.3%

Selling, general and administrative expenses	346.7	365.7	(19.0)	(5.2)%
Impairment of goodwill and intangible assets	—	165.2	(165.2)	NM
Intangible amortization and other operating expense	61.0	61.5	(0.5)	(0.8)%

Operating income (loss)	92.3	(37.0)	129.3	NM
Operating income (loss) margin	6.1%	(2.2)%

Interest expense, net	36.4	45.1	(8.7)	(19.3)%
Non-operating pension and other expense, net	6.8	5.2	1.6	30.8%

Income (loss) before income tax	49.1	(87.3)	136.4	NM
Income tax expense	7.8	14.3	(6.5)	(45.5)%
Effective tax rate	15.9%	(16.4)%

Net income (loss)	41.3	(101.6)	142.9	NM
Diluted income (loss) per share	$0.44	$(1.06)	$1.50	NM

(1)
See reconciliation to GAAP contained in Part II, Item 7. "Supplemental Non-GAAP Financial Measures."

Net Sales

For the year ended December 31, 2025, net sales decreased $141.5 million, or 8.5 percent. Favorable foreign exchange increased sales by $13.2 million, or 0.8 percent. Comparable net sales decreased 9.3 percent. The reported sales decline was driven by lower volume, which was down $161.0 million or 9.7 percent, primarily due to lower global demand for consumer and business products and tariff-related impacts, partially offset by the acquisition of Buro (for more information see "Note 3. Acquisitions" to the Consolidated Financial Statements contained in Part II, Item 8. of this report).

Gross Profit

For the year ended December 31, 2025, gross profit decreased $55.4 million, or 10.0 percent, primarily due to volume declines, reduced fixed-cost absorption, and impacts from tariffs, partly offset by savings resulting from our global cost reduction actions. Gross profit margin declined 50 basis points. Favorable foreign exchange increased gross profit by $5.4 million, or 1.0 percent.

Selling, General and Administrative Expenses ("SG&A")

For the year ended December 31, 2025, SG&A decreased $19.0 million, or 5.2 percent. The decrease was due to the positive impact of global cost reduction actions and lower incentive compensation expense. Adverse foreign exchange increased SG&A by $2.2 million, or 0.6 percent.

Operating Income (Loss)

For the year ended December 31, 2025, we reported operating income of $92.3 million compared to a loss of $37.0 million in the prior year. The prior year operating loss was due to non-cash impairment charges totaling $165.2 million related to goodwill and an indefinite-lived trade name within our Americas reporting unit. The current year period was impacted by lower sales volume, reduced fixed-cost absorption and $4.8 million of higher restructuring expense, partly offset by a net gain of $6.8 million primarily related to the sale of facilities in Sidney, New York and Barcelona, Spain and the benefit of cost reduction actions and lower incentive compensation expense. Favorable foreign exchange increased operating income $1.8 million, or 4.9 percent.

Interest Expense, Net

For the year ended December 31, 2025, interest expense, net decreased $8.7 million or 19.3 percent, primarily due to lower variable interest rates on lower variable debt balances versus the prior year. The weighted average interest rate on $265.9 million of outstanding variable rate debt as of December 31, 2025, decreased to 4.66 percent from 5.15 percent in the prior year.

Income Tax Expense

For the year ended December 31, 2025, we recorded income tax expense of $7.8 million on income before taxes of $49.1 million. This compared with income tax expense of $14.3 million on a loss before taxes of $87.3 million for the year ended December 31, 2024. After removing the impacts of the 2024 non-cash impairment charges, the decrease in income tax expense versus 2024 was primarily due to a reduction of income before income tax, the tax benefit recorded in 2025 from the settlement of the Brazil Tax Assessments, partially offset by the tax expense for a foreign statutory tax rate change.

See "Note 12. Income Taxes" to the Consolidated Financial Statements contained in Part II, Item 8. of this report for more information.

Segment Net Sales and Operating Income (Loss) for the Years Ended December 31, 2025 and 2024

ACCO Brands Americas

	Year Ended December 31,		Amount of Change
(in millions)	2025	2024	$	%/pts
Net sales	$894.4	$999.9	$(105.5)	(10.6)%
Comparable sales (Non-GAAP)⁽¹⁾	$899.0	$999.9	$(100.9)	(10.1)%

Segment operating income (loss)⁽²⁾	97.7	(45.5)	143.2	NM
Segment operating income (loss) margin	10.9%	(4.6)%		15.5	pts

(1)
See reconciliation to GAAP contained in Part II, Item 7. "Supplemental Non-GAAP Financial Measure."
(2)
Segment operating income (loss) excludes corporate costs. See "Part II, Item 8. Note 18. Information on Operating Segments" for a reconciliation of total "Segment operating income (loss)" to "Income (Loss) before income tax."

For the year ended December 31, 2025, net sales decreased $105.5 million, or 10.6 percent. Adverse foreign exchange reduced net sales $4.6 million, or 0.5 percent. Comparable net sales decreased 10.1 percent. The reported sales decline was driven by lower volume which was down $98.5 million, or 9.9 percent, primarily due to lower demand for consumer and business products, as well as disruptions in customer purchasing, including cancelled or delayed orders, due to uncertainty related to the tariffs.

For the year ended December 31, 2025, we reported operating income of $97.7 million compared to a loss of $45.5 million. The prior year operating loss was due to non-cash impairment charges totaling $165.2 million related to goodwill and an indefinite-lived trade name. The current year was impacted by lower sales volume, reduced fixed-cost absorption and impacts from tariffs, partly offset by cost savings, lower incentive compensation and the gain on the sale of our Sidney, New York facility of $5.7 million. Favorable foreign exchange increased operating income $0.3 million or 0.7 percent.

ACCO Brands International

	Year Ended December 31,		Amount of Change
(in millions)	2025	2024	$	%/pts
Net sales	$630.3	$666.3	$(36.0)	(5.4)%
Comparable sales (Non-GAAP)⁽¹⁾	$612.5	$666.3	$(53.8)	(8.1)%

Segment operating income⁽²⁾	34.2	54.1	(19.9)	(36.8)%
Segment operating income margin	5.4%	8.1%		(2.7)	pts

(1)
See reconciliation to GAAP contained in Part II, Item 7. "Supplemental Non-GAAP Financial Measure."
(2)
Segment operating income excludes corporate costs. See "Part II, Item 8. Note 18. Information on Operating Segments" for a reconciliation of total "Segment operating income (loss)" to "Income (Loss) before income tax."

For the year ended December 31, 2025, net sales decreased $36.0 million, or 5.4 percent. Favorable foreign exchange increased sales $17.8 million, or 2.7 percent. Comparable net sales decreased 8.1 percent. The reported sales decline was driven by lower volume, which was down $62.5 million, or 9.4 percent, primarily due to reduced demand for business products, partly offset by the benefit of price increases of $8.7 million, or 1.3 percent.

For the year ended December 31, 2025, operating income decreased $19.9 million, or 36.8 percent, primarily due to lower sales volume and higher restructuring costs of $7.2 million in the current year, partly offset by cost savings, price increases, lower incentive compensation and the net gain of $1.1 million primarily related to the sale of a facility in Barcelona, Spain. Favorable foreign exchange increased operating income by $1.5 million, or 2.8 percent.

Liquidity and Capital Resources

Our primary liquidity needs are to support our working capital requirements, service indebtedness and fund capital expenditures, dividends, stock repurchases and acquisitions. Our principal sources of liquidity are cash flows from operating activities, cash and cash equivalents held and seasonal borrowings under our $467.5 million multi-currency revolving credit facility (the "Revolving Facility"). As of December 31, 2025, there was $164.6 million in borrowings outstanding under the

Revolving Facility ($23.6 million reported in "Current portion of long-term debt" and $141.0 million reported in "Long-term debt, net"), and the amount available for borrowings was $292.3 million (allowing for $10.6 million of letters of credit outstanding on that date). We had $64.4 million in cash on hand as of December 31, 2025, and our total available liquidity (cash and availability under our credit facilities) was $356.7 million.

We have no debt maturities before March 2029. Debt currently outstanding under our senior secured credit facility is due on October 30, 2029, with the requirement that we refinance our senior unsecured notes by September 2028.

Because of the seasonality of our business, generally our operating cash flow is generated in the second half of the year, as the cash inflows in the first and second quarters are consumed building working capital and making our annual performance-based compensation payments when earned. Our third and fourth quarter cash flows come from completing the working capital cycle.

Debt

The $265.9 million of debt currently outstanding under our senior secured credit facilities has a weighted average interest rate of 4.66 percent as of December 31, 2025 and the $575.0 million outstanding principal amount of our senior unsecured notes due March 2029 ("Senior Unsecured Notes") has a fixed interest rate of 4.25 percent.

Effective July 29, 2025, we entered into an amendment to the Credit Agreement, which, among other things, increased our maximum Consolidated Leverage Ratio financial covenant to 4.50x for the third and fourth quarters of 2025, to 4.75x for the first and second quarters of 2026 and to 4.25x for the third and fourth quarters of 2026. Thereafter, the maximum Consolidated Leverage Ratio will return to 4.50x for all first and second fiscal quarters and 4.00x for all third and fourth quarters. In addition, it modified certain covenant baskets related to liens, indebtedness and restricted payments through December 31, 2026. The amendment also required that $35.0 million in outstanding principal amount under the term loan facility be repaid on or before September 30, 2025, for which the payment was made as required. Further, the amendment restricts the aggregate amount of dividend payments or share repurchases we can make in 2026 to the greater of $40.0 million or 1 percent of our Consolidated Total Assets.

Prior to July 29, 2025, the maximum Consolidated Leverage Ratio under the Credit Agreement for all first and second fiscal quarters was 4.50x and 4.00x for all third and fourth fiscal quarters.

The current pricing for borrowings under the Credit Agreement is as follows:

Consolidated Leverage Ratio	Applicable Rate on Euro/AUD/CDN Loans	Applicable Rate on Base Rate Loans	Undrawn Fee
> 4.25	2.25%	1.25%	0.375%
> 3.5	2.00%	1.00%	0.350%
> 2.5	1.75%	0.75%	0.300%
≤ 2.5	1.50%	0.50%	0.250%

As of December 31, 2025, the applicable rate on Euro, Australian and Canadian dollar loans was 2.25 percent and the applicable rate on Base Rate loans was 1.25 percent. Undrawn amounts under the Revolving Facility are subject to a commitment fee rate of 0.25 percent to 0.375 percent per annum, depending on the Company's Consolidated Leverage Ratio. As of December 31, 2025, the commitment fee rate was 0.375 percent. Pursuant to the July 29, 2025 amendment to the Credit Agreement, pricing is fixed at Tier 1 (>4.25x) until December 31, 2026.

Financial Covenants

The Company is required to comply with the maximum Consolidated Leverage Ratio covenant described above and a minimum Interest Coverage Ratio covenant. As of December 31, 2025, our Consolidated Leverage Ratio was approximately 4.13 to 1.00 versus our maximum covenant of 4.50 to 1.00. Our Interest Coverage Ratio was approximately 5.51 to 1.00 versus the minimum covenant of 3.00 to 1.00.

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

As of and for the period ended December 31, 2025, the Company was in compliance with all applicable loan covenants under the Credit Agreement and the Senior Unsecured Notes.

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

Restructuring

The Company may implement restructuring, realignment, or cost-reduction plans and activities, including those related to integrating acquired businesses.

During 2024, the Company announced a multi-year restructuring and cost savings program, with currently anticipated annualized pre-tax cost savings of approximately $100.0 million by the end of 2026. The program incorporates initiatives to simplify and delayer the Company's operating structure and reduce costs through headcount reductions, supply chain optimization, global footprint rationalization, and better leveraging the Company's sourcing capabilities. Since inception, the Company has realized over $60.0 million in pre-tariff savings.

During the year ended December 31, 2025, the Company recorded $21.6 million in restructuring expenses: $7.7 million of restructuring expense for our Americas segment; $14.1 million for our International segment; and $0.2 million credit from the release of reserves within Corporate. Restructuring charges in 2025 were primarily for severance costs related to cost reduction initiatives.

For further information, see "Note 11. Restructuring" to the consolidated financial statements contained in Part II, Item 8. of this report.

Cash Flow for the Years Ended December 31, 2025 and 2024

During the year ended December 31, 2025, our cash and cash equivalents decreased $9.7 million compared to an increase of $7.7 million during the prior year. The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
(in millions)	2025	2024	Amount of Change
Net cash flow provided (used) by:
Operating activities	$68.7	$148.2	$(79.5)
Investing activities	(9.3)	(12.3)	3.0

Net borrowings	(32.3)	(74.7)	42.4
Dividends paid	(27.0)	(28.4)	1.4
All other financing	(17.4)	(19.5)	2.1
Financing activities	(76.7)	(122.6)	45.9
Effect of foreign exchange rate changes on cash and cash equivalents	7.6	(5.6)	13.2
Net (decrease) increase in cash and cash equivalents	$(9.7)	$7.7	$(17.4)

Cash Flow from Operating Activities

Cash provided by operating activities during the twelve months ended December 31, 2025, was driven by cash inflows of $117.6 million (excluding non-cash impacts primarily of amortization of intangibles, depreciation, stock-based compensation expense, and the gain on the sale of facilities in Sidney, New York and Barcelona, Spain from our net income). Cash was also provided by trade working capital of $16.3 million, which includes accounts receivable, inventory, and accounts payable. This was partially offset by a net cash outflow of $65.2 million from other assets and liabilities including cash payments for restructuring, taxes, interest, pensions, and incentives.

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

Cash Flow from Investing Activities

Cash used by investing activities during the twelve months ended December 31, 2025, was due to $10.1 million of cash used for the Buro Acquisition as well as capital expenditures, partly offset by $18.7 million in proceeds from the sale of facilities in Sidney, New York, Barcelona, Spain, and Arcos, Portugal.

Cash used by investing activities during the twelve months ended December 31, 2024, was primarily due to capital expenditures partly offset by proceeds of $2.0 million from the sale of our facility in the Czech Republic and $1.4 million from the sale of machinery and equipment at our Sidney, NY facility which closed during 2024.

Cash Flow from Financing Activities

Cash used by financing activities during the twelve months ended December 31, 2025, was primarily due to debt repayments exceeding borrowings, dividend payments, and cash used to repurchase common stock.

Cash used by financing activities during the twelve months ended December 31, 2024, was primarily due to debt repayments exceeding borrowings, dividend payments, and cash used to repurchase common stock.

Capitalization

The Company had 90.1 million and 92.9 million shares of common stock outstanding as of December 31, 2025, and 2024, respectively.

Adequacy of Liquidity Sources

Based on our 2026 business plan and current forecasts, we believe that cash flow from operations, our current cash balance and borrowings available under our Revolving Facility will be adequate to support our requirements for working capital, capital expenditures, dividend payments, share repurchases, and debt service in both the short and long-term. Our future operating performance is dependent on many factors, some of which are beyond our control, including prevailing economic, financial, and industry conditions. For further information on these risks, see "Part I, Item1A. Risk Factors" of this report.

Off-Balance-Sheet Arrangements and Contractual Financial Obligations

The Company does not have any material off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Our contractual obligations and related payments by period as of December 31, 2025, were as follows:

(in millions)	2026	2027 - 2028	2029 - 2030	Thereafter	Total
Debt	$30.8	$21.6	$788.5	$—	$840.9
Interest on debt(1)	35.7	69.2	9.0	—	113.9
Operating lease obligations(2)	24.7	37.3	25.0	9.7	96.7
Purchase obligations(3)	107.0	9.9	—	—	116.9
Brazil tax assessment(4)	3.0	—	—	—	3.0
Other long-term liabilities(5)	18.0	18.1	18.0	42.6	96.7
Total	$219.2	$156.1	$840.5	$52.3	$1,268.1

(1)
Interest calculated at December 31, 2025, rates for variable rate debt.
(2)
For further information on leases, see "Note 5. Leases" to the consolidated financial statements contained in Part II, Item 8. of this report.
(3)
For further information on purchase obligations see "Note 19. Commitments and Contingencies - Unconditional Purchase Commitments" to the consolidated financial statements contained in Part II. Item 8. of this report.
(4)
In June 2025, we agreed with the Brazilian Treasury to settle the Brazil Tax Assessments pursuant to an amnesty program. For further information regarding the Brazil Tax Assessments, see "Note 12. Income Taxes – Brazil Tax Assessments" to the consolidated financial statements contained in Part II, Item 8. of this report.
(5)
Other long-term liabilities consist of estimated expected employer contributions to pension and post-retirement plans for 2026, along with estimated future payments to these plans that are not paid from assets held in a plan trust.

Critical Accounting Estimates

Our financial statements are prepared in conformity with generally accepted accounting principles in the U.S. ("GAAP"). Preparation of our financial statements requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses presented for each reporting period in the financial statements and the related accompanying notes. Actual results could differ significantly from those estimates. We regularly review our assumptions and estimates, which are based on historical experience and, where appropriate, current business trends. We believe that the following discussion addresses our critical accounting policies, which require significant, subjective, and complex judgments to be made by our management.

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

Inventories

Inventories are priced at the lower of cost (principally first-in, first-out) or net realizable value. When necessary, the write-down of inventory to its net realizable value is recorded for obsolete or slow-moving inventory based on assumptions about future demand and marketability of products, the impact of new product introductions, and specific identification of items, such as product discontinuance or engineering/material changes. These estimates could vary significantly, either favorably or unfavorably, from actual requirements if future economic conditions, customer inventory levels, or competitive conditions differ from our expectations.

Identifiable Intangible Assets

Identifiable intangible assets are comprised primarily of indefinite-lived and amortizable intangible assets acquired and arising from the application of purchase accounting. Indefinite-lived intangible assets are not amortized but are evaluated at least annually to determine whether the indefinite useful life is appropriate. Our ACCO® trade name has been assigned an indefinite life as we currently anticipate that this trade name will contribute cash flows to ACCO Brands indefinitely. Amortizable intangible assets are amortized over their useful lives which range from 5 years to 30 years.

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

During the fourth quarter of 2025, we identified triggering events that converged within our Americas and International reporting units indicating that it was more likely than not that an impairment loss had been incurred. These triggering events include a sustained shift in product mix toward lower-priced and lower-margin products in Brazil that began earlier in the year, reduced year-end customer purchasing activity in Europe, and fourth quarter gaming accessories performing below expectations globally, driven in part by higher consoles prices reducing consumer demand for related accessories. Accordingly, as of November 30, 2025, we completed an impairment assessment, on a quantitative basis, of goodwill for both the Americas and International reporting units. The result of our assessment was that the fair value of both the Americas and International reporting unit exceeded their respective carrying values and we concluded that no impairment existed for either reporting unit.

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

We believe the assumptions used in our goodwill impairment analysis are appropriate and result in reasonable estimates of the implied fair value of each reporting unit. However, given the economic environment and other uncertainties that can negatively impact our business, there can be no assurance that our estimates and assumptions, made for purposes of our goodwill impairment testing, will prove to be an accurate prediction of the future. If our assumptions regarding future performance are not achieved, or if future events occur that adversely affect our enterprise value, we may be required to record additional goodwill impairment charges in future periods.

Employee Benefit Plans

We provide a range of benefits to our employees and retired employees, including pension, post-retirement, post-employment, and health care benefits. We record annual amounts relating to these plans based on calculations specified by GAAP, which include various actuarial assumptions, including discount rates, assumed rates of return, mortality rate tables, compensation increases, turnover rates, and health care cost trends. Actuarial assumptions are reviewed on an annual basis and modifications to these assumptions are made based on current rates and trends when it is deemed appropriate. As required by GAAP, the effect of our modifications and unrecognized actuarial gains and losses are generally recorded to a separate component of accumulated other comprehensive income (loss) ("AOCI") in stockholders’ equity and amortized over future periods. We believe that the assumptions utilized in recording our obligations under the plans are reasonable based on our experience. The actuarial assumptions used to record our plan obligations could differ materially from actual results due to changing economic and market conditions, higher or lower withdrawal rates, or other factors which may impact the amount of retirement-related benefit expense recorded by us in future periods.

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

We recognized pension expense of $3.5 million, $7.1 million, and $2.8 million for the years ended December 31, 2025, 2024, and 2023, respectively. Post-retirement income was $0.2 million, $0.4 million, and $0.3 million for the years ended December 31, 2025, 2024, and 2023, respectively. The decrease in pension expense was primarily due to settlement costs in the prior year and changes in discount rates.

The weighted average assumptions used to determine benefit obligations for the years ended December 31, 2025, 2024, and 2023 were as follows:

	Pension						Post-retirement
	U.S.			International
	2025	2024	2023	2025	2024	2023	2025	2024	2023
Discount rate	5.4%	5.7%	5.0%	5.0%	4.8%	4.2%	5.4%	5.2%	4.8%
Rate of compensation increase	N/A	N/A	N/A	2.8%	3.0%	2.9%	N/A	N/A	N/A

The weighted average assumptions used to determine net periodic benefit (income) cost for the years ended December 31, 2025, 2024 and 2023 were as follows:

	Pension						Post-retirement
	U.S.			International
	2025	2024	2023	2025	2024	2023	2025	2024	2023
Discount rate - benefit obligation	5.7%	5.0%	5.1%	4.8%	4.2%	4.5%	5.2%	4.8%	5.0%
Discount rate - service cost	N/A	N/A	N/A	4.1%	4.2%	4.1%	5.4%	5.0%	5.1%
Discount rate - interest cost	5.4%	4.9%	5.1%	4.7%	4.2%	4.6%	5.1%	4.8%	5.0%
Expected long-term rate of return	8.0%	8.0%	7.5%	6.3%	6.2%	6.9%	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	3.0%	2.9%	3.0%	N/A	N/A	N/A

In 2026, we expect pension expense of approximately $0.2 million and post-retirement income of approximately $0.4 million.

A 25-basis point decrease (0.25 percent) in our discount rate assumption would lead to a decrease in our pension and post-retirement expense of approximately $0.6 million for 2026. A 25-basis point change in our long-term rate of return assumption would lead to an increase or decrease in pension and post-retirement expense of approximately $1.1 million for 2026.

Pension and post-retirement liabilities of $117.5 million as of December 31, 2025, increased from $117.2 million at December 31, 2024.

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

The amount of income taxes that we pay is subject to ongoing audits by federal, state and foreign tax authorities. Our estimate of the potential outcome of any uncertain tax position is subject to management’s assessment of relevant risks, facts, and circumstances existing at that time. We believe that we have adequately provided for reasonably foreseeable outcomes related to these matters. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period any assessments are received, revised, or resolved.

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

We use comparable sales both to explain our results to stockholders and the investment community and in the internal evaluation and management of our business. We believe comparable sales provide management and investors with a more complete understanding of our underlying operational results and trends, facilitate meaningful period-to-period comparisons, and enhance an overall understanding of our past and future financial performance. Comparable sales should not be considered in isolation or as a substitute for, or superior to, GAAP net sales and should be read in connection with the Company's consolidated financial statements presented in accordance with GAAP and contained in Part II, Item 8 of this report.

The following tables provide a reconciliation of GAAP net sales as reported to non-GAAP comparable sales by segment:

	Comparable Sales - Year Ended December 31, 2025
		Non-GAAP

(in millions)	GAAP Net Sales	Currency Translation	Comparable Sales
ACCO Brands Americas	$894.4	$(4.6)	$899.0
ACCO Brands International	630.3	17.8	612.5
Total	$1,524.7	$13.2	$1,511.5

	Amount of Change - Year Ended December 31, 2025 compared to the Year Ended December 31, 2024
	$ Change - Net Sales
		Non-GAAP

(in millions)	GAAP Net Sales Change	Currency Translation	Comparable Sales
ACCO Brands Americas	$(105.5)	$(4.6)	$(100.9)
ACCO Brands International	(36.0)	17.8	(53.8)
Total	$(141.5)	$13.2	$(154.7)

	% Change - Net Sales
		Non-GAAP

	GAAP Net Sales Change	Currency Translation	Comparable Sales
ACCO Brands Americas	(10.6)%	(0.5)%	(10.1)%
ACCO Brands International	(5.4)%	2.7%	(8.1)%
Total	(8.5)%	0.8%	(9.3)%

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

See also "Part I, Item 1A. Risk Factors" of this report.

Foreign Exchange Risk Management

We enter into forward foreign currency contracts to reduce the effect of fluctuating foreign currencies, primarily on foreign inventory purchases and intercompany loans, which create foreign exchange exposure relative to the trading currency of the foreign operating unit. Our primary exposure to currency movements is in the Euro, the Swedish krona, the British pound, the Brazilian real, the Australian dollar, the Canadian dollar, and the Mexican peso. Principal currencies hedged against the U.S. dollar include the Euro, Australian dollar, Canadian dollar, Swedish krona, and British pound. Increases and decreases in the fair market values of our forward contracts are expected to be offset by gains/losses in recognized net underlying foreign currency transactions or loans. Notional amounts of outstanding foreign currency forward exchange contracts were $140.2 million and $150.5 million at December 31, 2025, and 2024, respectively. The net fair value of these foreign currency contracts was $(0.6) million and $4.0 million at December 31, 2025, and 2024, respectively. At December 31, 2025, a 10-percent unfavorable exchange rate movement in our portfolio of foreign currency forward contracts would have reduced our unrealized gains $12.3 million. Consistent with the use of these contracts to neutralize the effect of exchange rate fluctuations, such unrealized losses or gains would be offset by corresponding gains or losses, respectively, in the remeasurement of the underlying transactions being hedged. When taken together, we believe these forward contracts and the offsetting underlying commitments do not create material market risk.

For further information related to outstanding foreign currency forward exchange contracts, see "Note 14. Derivative Financial Instruments" and "Note 15. Fair Value of Financial Instruments" to the consolidated financial statements contained in Part II, Item 8. of this report.

Interest Rate Risk Management

Amounts outstanding under our senior credit facility bear interest at a rate per annum equal to the Euro Rate (with a zero percent floor for Euro borrowings), the Australian BBSR Rate, the Canadian BA Rate or the Base Rate, as applicable and as each such rate is defined in the Credit Agreement, plus an "applicable rate." The applicable rate applied to outstanding Euro, Australian, and Canadian dollar denominated loans and Base Rate loans is based on the Company’s Consolidated Leverage Ratio as follows:

Consolidated Leverage Ratio	Applicable Rate on Euro/AUD/CDN Loans	Applicable Rate on Base Rate Loans	Undrawn Fee
> 4.25	2.25%	1.25%	0.375%
> 3.5	2.00%	1.00%	0.350%
> 2.5	1.75%	0.75%	0.300%
≤ 2.5	1.50%	0.50%	0.250%

As of December 31, 2025, the applicable rate on Euro, Australian and Canadian dollar loans was 2.25 percent and the applicable rate on Base Rate loans was 1.25 percent. Undrawn amounts under the Revolving Facility are subject to a commitment fee rate of 0.25 percent to 0.375 percent per annum, depending on the Company’s Consolidated Leverage Ratio. As of December 31, 2025, the commitment fee rate was 0.375 percent. Pursuant to the July 29, 2025 amendment to the senior credit facility, pricing is fixed at Tier 1 (>4.25x) until December 31, 2026.

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

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of ACCO Brands Corporation and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement Schedule II - Valuation and Qualifying Accounts and Reserves (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Sufficiency of audit over net sales

As discussed in Note 17 to the consolidated financial statements, the Company recognizes revenue when control of the promised goods or services is transferred to their customers in an amount reflective of the consideration they expect to receive in exchange for those goods or services. The Company recorded $1,524.7 million of net sales for the year ended December 31, 2025.

We identified the evaluation of the sufficiency of audit evidence over net sales as a critical audit matter. Evaluating the sufficiency of audit evidence obtained required especially subjective auditor judgment because of the dispersion of the Company’s net sales generating activities across locations. This included determining the Company locations at which procedures were performed.

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over net sales, including the determination of the Company locations at which those procedures were to be performed. For each Company location where procedures were performed, we evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s net sales processes, including controls over the accurate recording of net sales amounts. For certain locations, we performed software-assisted data analyses to test relationships among certain sales transactions. For a selection of transactions, we compared the amounts recognized for consistency with underlying documentation, including purchase order, invoice, shipping documentation, and cash remittance. We evaluated the sufficiency of audit evidence obtained by assessing the results of procedures performed, including the nature and extent of such evidence.

Impairment Assessment of Americas Reporting Unit Goodwill and Five Star Trade Name Intangible Asset

As discussed in Note 10 to the consolidated financial statements, the goodwill balance as of December 31, 2025 for the Americas and International reporting units was $254.7 million and $223.8 million, respectively. The Company tests goodwill for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. To estimate the fair value of its reporting units, the Company used a combination of the discounted cash flows and market approach

We identified the evaluation of the recoverability of the carrying value of goodwill for the Americas and International reporting units as a critical audit matter. Subjective auditor judgment was required to evaluate certain assumptions used in the determination of the fair value of the Americas and International reporting units, including forecasted revenues, market multiples, and the discount rates because they were based on determinations of future market and economic conditions. Changes to these assumptions could have had a significant effect on the Company’s assessment of the fair value of the Americas and International reporting units. Additionally, involvement of professionals with specialized skill and knowledge was required to assess the market multiples and the discount rates and evaluate evidence obtained.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s goodwill impairment assessment process, including controls over the development of the assumptions described above. We evaluated the Company’s forecasted revenues for the Americas reporting unit by comparing to the growth rates used in the Company’s prior quantitative impairment assessments, historical operating results, current year actual operating results, forecasted information in external industry reports and leadership communications. We evaluated the Company’s forecasted revenues for the International reporting unit through historical operating results, current year actual operating results and leadership communications. We involved valuation professionals with specialized skills and knowledge, who assisted in:

•
evaluating the Company's market multiples by developing a range of market multiples based on external data for guideline public companies
•
evaluating the Company's discount rates by comparing the Company's inputs to the discount rates to publicly available data for comparable entities and assessing the resulting discount rates
•
testing the estimate of the Americas and International reporting units' fair values using the respective reporting unit's cash flow assumptions and discount rate, and comparing the result of the Company's fair value estimate for each reporting unit.

/s/ KPMG LLP

We have served as the Company’s auditor since 2009.

Chicago, Illinois

March 9, 2026

ACCO Brands Corporation and Subsidiaries

Consolidated Balance Sheets

	December 31, 2025	December 31, 2024
(in millions)
Assets
Current assets:
Cash and cash equivalents	$64.4	$74.1
Accounts receivable less allowances of $18.6 and $16.2, respectively	359.7	348.9
Inventories	289.1	270.4
Other current assets	37.1	38.1
Total current assets	750.3	731.5
Total property, plant and equipment	528.4	505.5
Less: accumulated depreciation	(389.6)	(368.0)
Property, plant and equipment, net	138.8	137.5
Right of use asset, leases	78.0	81.0
Deferred income taxes	92.8	89.3
Goodwill	478.5	446.4
Identifiable intangibles, net of accumulated amortization of $525.6 and $460.0, respectively	696.9	709.6
Other non-current assets	17.7	33.1
Total assets	$2,253.0	$2,228.4
Liabilities and Stockholders' Equity
Current liabilities:
Notes payable	$—	$10.5
Current portion of long-term debt	30.8	40.8
Accounts payable	186.7	167.3
Accrued compensation	30.1	43.2
Accrued customer program liabilities	77.1	78.5
Lease liabilities	20.5	21.5
Other current liabilities	120.1	128.5
Total current liabilities	465.3	490.3
Long-term debt, net of debt issuance costs of $4.1 and $5.1, respectively	806.0	783.3
Long-term lease liabilities	63.5	66.9
Deferred income taxes	108.8	111.9
Pension and post-retirement benefit obligations	117.5	117.2
Other non-current liabilities	27.3	52.7
Total liabilities	1,588.4	1,622.3
Stockholders' equity:
Common stock, $0.01 par value, 200,000,000 shares authorized; 95,581,746 and 98,131,339 shares issued and 90,136,133 and 92,881,008 outstanding, respectively	1.0	1.0
Treasury stock, 5,445,613 and 5,250,331 shares, respectively	(47.9)	(47.0)
Paid-in capital	1,909.4	1,911.8
Accumulated other comprehensive loss	(522.6)	(572.1)
Accumulated deficit	(675.3)	(687.6)
Total stockholders' equity	664.6	606.1
Total liabilities and stockholders' equity	$2,253.0	$2,228.4

See notes to consolidated financial statements.

ACCO Brands Corporation and Subsidiaries

Consolidated Statements of Income (Loss)

	Year Ended December 31,
(in millions, except per share data)	2025	2024	2023
Net sales	$1,524.7	$1,666.2	$1,832.8
Cost of products sold	1,024.7	1,110.8	1,234.5
Gross profit	500.0	555.4	598.3
Operating costs and expenses:
Selling, general and administrative expenses	346.7	365.7	393.5
Amortization of intangibles	46.2	44.7	43.4
Restructuring	21.6	16.8	27.2
Gain on disposal of assets	(6.8)	—	—
Impairment of goodwill and intangible assets	—	165.2	89.5
Total operating costs and expenses	407.7	592.4	553.6
Operating income (loss)	92.3	(37.0)	44.7
Non-operating expense (income):
Interest expense	45.8	52.6	58.6
Interest income	(9.4)	(7.5)	(7.1)
Non-operating pension expense	2.5	6.1	1.8
Other expense (income), net	4.3	(0.9)	4.5
Income (loss) before income tax	49.1	(87.3)	(13.1)
Income tax expense	7.8	14.3	8.7
Net income (loss)	$41.3	$(101.6)	$(21.8)

Per share:
Basic income (loss) per share	$0.45	$(1.06)	$(0.23)
Diluted income (loss) per share	$0.44	$(1.06)	$(0.23)

Weighted average number of shares outstanding:
Basic	92.1	95.6	95.3
Diluted	94.0	95.6	95.3

See notes to consolidated financial statements.

ACCO Brands Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
(in millions)	2025	2024	2023
Net income (loss)	$41.3	$(101.6)	$(21.8)
Other comprehensive income (loss) net of tax:
Unrealized (loss) gain on derivative instruments, net of tax benefit (expense) of $1.1, $(1.1) and $0.6, respectively	(2.8)	2.8	(1.8)
Foreign currency translation adjustments, net of tax benefit (expense) of $1.6, $(1.1) and $0.8, respectively	56.5	(66.1)	30.3
Recognition of deferred pension and other post-retirement items, net of tax benefit (expense) of $0.7, $(6.0) and $4.7, respectively	(4.2)	17.5	(14.5)
Other comprehensive income (loss) net of tax:	49.5	(45.8)	14.0

Comprehensive income (loss)	$90.8	$(147.4)	$(7.8)

See notes to consolidated financial statements.

ACCO Brands Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
(in millions)	2025	2024	2023
Operating activities
Net income (loss)	$41.3	$(101.6)	$(21.8)
Gain on disposal of assets	(6.8)	(1.8)	(0.3)
Deferred income tax benefit	(3.5)	(6.9)	(20.1)
Depreciation	26.6	28.4	32.7
Amortization of debt issuance costs	2.3	2.8	3.0
Amortization of intangibles	46.2	44.7	43.4
Stock-based compensation	11.5	11.9	14.8
Loss on debt extinguishment	—	1.0	—
Non-cash charge for impairment of goodwill and intangible assets	—	165.2	89.5
Changes in operating assets and liabilities:
Accounts receivable	5.2	43.3	(38.6)
Inventories	1.1	38.3	85.5
Other assets	1.6	(9.0)	5.9
Accounts payable	10.0	(6.3)	(68.0)
Accrued expenses and other liabilities	(42.4)	(41.5)	18.2
Accrued income taxes	(24.4)	(20.3)	(15.5)
Net cash provided by operating activities	68.7	148.2	128.7
Investing activities
Additions to property, plant and equipment	(17.9)	(15.9)	(13.8)
Proceeds from the disposition of assets	18.7	3.6	2.6
Cost of acquisitions, net of cash acquired	(10.1)	—	—
Net cash used by investing activities	(9.3)	(12.3)	(11.2)
Financing activities
Proceeds from long-term borrowings	165.1	207.0	121.9
Repayments of long-term debt	(185.1)	(292.5)	(199.2)
(Repayments) Borrowings of notes payable, net	(12.3)	10.8	(10.2)
Payments for debt issuance costs	(1.4)	(2.5)	—
Dividends paid	(27.0)	(28.4)	(28.5)
Repurchases of common stock	(15.1)	(15.0)	—
Payments related to tax withholding for stock-based compensation	(0.9)	(2.0)	(1.7)
Net cash used by financing activities	(76.7)	(122.6)	(117.7)
Effect of foreign exchange rate changes on cash and cash equivalents	7.6	(5.6)	4.4
Net (decrease) increase in cash and cash equivalents	(9.7)	7.7	4.2
Cash and cash equivalents
Beginning of the period	$74.1	$66.4	$62.2
End of the period	$64.4	$74.1	$66.4
Cash paid during the year for:
Interest	$43.3	$49.4	$55.6
Income taxes	$35.7	$41.6	$44.3

See notes to consolidated financial statements.

ACCO Brands Corporation and Subsidiaries

Consolidated Statements of Stockholders’ Equity

						Accumulated Other
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Accumulated
(in millions)	Shares	Value	Capital	Shares	Value	Income (Loss)	Deficit	Total
Balance at December 31, 2022	98.9	$1.0	$1,897.2	4.6	$(43.4)	$(540.3)	$(504.4)	$810.1
Net loss	—	—	—	—	—	—	(21.8)	(21.8)
Loss on derivative financial instruments, net of tax	—	—	—	—	—	(1.8)	—	(1.8)
Translation impact, net of tax	—	—	—	—	—	30.3	—	30.3
Pension and post-retirement adjustment, net of tax	—	—	—	—	—	(14.5)	—	(14.5)
Stock-based compensation	—	—	16.3	—	—	—	(1.5)	14.8
Common stock issued, net of shares withheld for employee taxes	0.9	—	—	0.3	(1.7)	—	—	(1.7)
Dividends declared $0.30 per share	—	—	—	—	—	—	(28.5)	(28.5)
Other	—	—	(0.1)	—	—	—	0.2	0.1
Balance at December 31, 2023	99.8	$1.0	$1,913.4	4.9	$(45.1)	$(526.3)	$(556.0)	$787.0
Net loss	—	—	—	—	—	—	(101.6)	(101.6)
Gain on derivative financial instruments, net of tax	—	—	—	—	—	2.8	—	2.8
Translation impact, net of tax	—	—	—	—	—	(66.1)	—	(66.1)
Pension and post-retirement adjustment, net of tax	—	—	—	—	—	17.5	—	17.5
Common stock repurchases	(2.9)	—	(15.0)	—	—	—	—	(15.0)
Stock-based compensation	—	—	13.3	—	—	—	(1.4)	11.9
Common stock issued, net of shares withheld for employee taxes	1.2	—	—	0.4	(2.0)	—	—	(2.0)
Dividends declared $0.30 per share	—	—	—	—	—	—	(28.4)	(28.4)
Other	—	—	0.1	—	0.1	—	(0.2)	—
Balance at December 31, 2024	98.1	$1.0	$1,911.8	5.3	$(47.0)	$(572.1)	$(687.6)	$606.1
Net income	—	—	—	—	—	—	41.3	41.3
Loss on derivative financial instruments, net of tax	—	—	—	—	—	(2.8)	—	(2.8)
Translation impact, net of tax	—	—	—	—	—	56.5	—	56.5
Pension and post-retirement adjustment, net of tax	—	—	—	—	—	(4.2)	—	(4.2)
Common stock repurchases	(3.2)	—	(15.3)	—	—	—	—	(15.3)
Stock based compensation and dividend equivalents	—	—	12.9	—	—	—	(1.4)	11.5
Common stock issued, net of shares withheld for employee taxes	0.7	—	—	0.1	(0.9)	—	—	(0.9)
Dividend equivalents on unvested awards	—	—	—	—	—	—	(0.5)	(0.5)
Dividends declared $0.30 per share	—	—	—	—	—	—	(27.0)	(27.0)
Other	—	—	—	—	—	—	(0.1)	(0.1)
Balance at December 31, 2025	95.6	$1.0	$1,909.4	5.4	$(47.9)	$(522.6)	$(675.3)	$664.6

See notes to consolidated financial statements.

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements

1. Basis of Presentation

As used in this Annual Report on Form 10-K for the fiscal year ended December 31, 2025, the terms "ACCO Brands," "ACCO," the "Company," "we," "us," and "our" refer to ACCO Brands Corporation, a Delaware corporation incorporated in 2005, and its consolidated domestic and international subsidiaries.

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

2. Significant Accounting Policies, Recent Accounting Pronouncements and Adopted Accounting Standards

Nature of Business

ACCO Brands has two operating segments based in different geographic regions: Americas and International. Each operating segment designs, markets, sources, manufactures, and sells recognized consumer, technology, and business branded products used in schools, homes and at work. Product designs are tailored to end-user preferences in each geographic region, and where possible, leverage common engineering, design, and sourcing.

Our product categories include gaming and computer accessories; storage and organization; notebooks; shredding; laminating and binding machines; stapling; punching; planners; dry erase boards; and do-it-yourself tools, among others. Our portfolio includes both globally and regionally recognized brands.

We distribute our products through a wide variety of channels to ensure that our products are readily and conveniently available for purchase by consumers and other end-users, wherever they prefer to shop. These channels include mass retailers, e-tailers, discount, drug/grocery and variety chains, warehouse clubs, hardware, and specialty stores, independent office product dealers, office superstores, wholesalers, contract stationers, and specialist technology businesses. We also sell directly through e-commerce sites and our direct sales organization.

Use of Estimates

Our financial statements are prepared in conformity with generally accepted accounting principles in the U.S. ("GAAP"). Preparation of our financial statements requires us to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses presented for each reporting period in the financial statements and the related accompanying notes. Actual results could differ significantly from those estimates. We regularly review our assumptions and estimates, which are based on historical experience and, where appropriate, current business trends.

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

Inventories

Inventories are priced at the lower of cost (principally first-in, first-out) or net realizable value. When necessary, the write-down of inventory to its net realizable value is recorded for obsolete or slow-moving inventory based on assumptions about future demand and marketability of products, the impact of new product introductions, and specific identification of items, such as product discontinuance or engineering/material changes. These estimates could vary significantly, either favorably or unfavorably, from actual requirements if future economic conditions, customer inventory levels or competitive conditions differ from our expectations.

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

We capitalize interest for major capital projects. Capitalized interest is added to the cost of the underlying assets and is depreciated over the useful lives of those assets. We did not capitalize any interest for the years ended December 31, 2025, 2024 and 2023.

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

Identifiable Intangible Assets

Identifiable intangible assets are comprised primarily of indefinite-lived and amortizable intangible assets acquired and arising from the application of purchase accounting. Indefinite-lived intangible assets are not amortized but are evaluated at least annually to determine whether the indefinite useful life is appropriate. Our ACCO® trade name has been assigned an indefinite life as we currently anticipate that this trade name will contribute cash flows to ACCO Brands indefinitely. Amortizable intangible assets are amortized over their useful lives which range from 5 years to 30 years.

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

Employee Benefit Plans

We provide a range of benefits to our employees and retired employees, including pension, post-retirement, post-employment, and health care benefits. We record annual amounts relating to these plans based on calculations specified by GAAP, which include various actuarial assumptions, including discount rates, assumed rates of return, mortality rate tables, compensation increases, turnover rates, and health care cost trends. Actuarial assumptions are reviewed on an annual basis and modifications to these assumptions are made based on current rates and trends when it is deemed appropriate. As required by GAAP, the effect of our modifications and unrecognized actuarial gains and losses are generally recorded to a separate component of accumulated other comprehensive income (loss) ("AOCI") in stockholders’ equity and amortized over future periods.

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

As of December 31, 2025, the Company has recorded $3.6 million of deferred taxes on approximately $313.4 million of unremitted earnings of non-U.S. subsidiaries that may be remitted to the U.S. The Company has approximately $223.4 million of additional unremitted earnings of non-U.S. subsidiaries, which are indefinitely reinvested and for which no deferred taxes have been provided.

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

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") include advertising, marketing, and selling (including commissions) expenses, research and development, customer service, depreciation related to assets outside the manufacturing and distribution processes, and all other general and administrative expenses outside the manufacturing and distribution functions (e.g., finance, human resources, information technology, legal, and other corporate expenses).

Advertising Expenses

Advertising expenses were $92.5 million, $99.3 million, and $102.7 million for the years ended December 31, 2025, 2024 and 2023, respectively. These costs primarily include, but are not limited to, cooperative advertising and promotional allowances as described in "Customer Program Costs" above and are principally expensed as incurred.

Warranty Reserves

We offer our customers various warranty terms based on the type of product that is sold. Estimated future obligations related to products sold under these warranty terms are provided by charges to cost of products sold in the same period in which the related revenue is recognized.

Research and Development Expenses

Research and development expenses were $22.0 million, $23.0 million, and $25.8 million for the years ended December 31, 2025, 2024 and 2023, respectively, are classified as SG&A expenses and are charged to expense as incurred.

Stock-Based Compensation

Our primary types of stock-based compensation provided for under our current incentive plan consist of stock options, restricted stock unit awards, and performance stock unit awards. Stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period. Where awards are made with non-substantive vesting periods (for example, where a portion of the award vests due to retirement eligibility), we estimate and recognize expense based on the period from the grant date to the date on which the employee is retirement eligible. The Company accounts for forfeitures as they occur.

Foreign Currency Translation

Foreign currency balance sheet accounts are translated into U.S. dollars at the rates of exchange at the balance sheet date. Income and expenses are translated at the average rates of exchange in effect during the period. The related translation adjustments

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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

Certain forecasted transactions, and assets and liabilities are exposed to foreign currency risk. We continually monitor our foreign currency exposures in order to maximize the overall effectiveness of our foreign currency hedge positions. Principal currencies hedged against the U.S. dollar include the Euro, Australian dollar, Canadian dollar, Swedish krona, British pound, and Japanese yen.

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board ("FASB") issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures, (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires a public entity to disaggregate certain expense captions into specified categories in disclosures within the footnotes to the financial statements. This ASU is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. We are evaluating the effect this guidance will have on the notes to our consolidated financial statements.

There were no other recently issued accounting standards that are expected to have an impact on the Company’s financial condition, results of operations or cash flow.

Recently Adopted Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the income tax disclosures to provide information to better assess how an entity’s operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. This ASU is effective for annual periods beginning after December 15, 2024. Effective in the fourth quarter of 2025, the Company adopted this standard. See "Note 12. Income Taxes" for further details.

There were no other accounting standards that were adopted in 2025, 2024 and 2023 that had a material effect on the Company’s financial condition, results of operations or cash flow.

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

EPOS Acquisition

On December 20, 2025, we entered into a definitive agreement to acquire EPOS from Demant A/S, a leading Danish hearing healthcare company. Based in Copenhagen, Denmark, EPOS provides a comprehensive range of premium enterprise wired and wireless headsets, and other audio solutions, that build on over a century of research in psychoacoustics. The EPOS product line is designed to reduce listening fatigue, improve voice clarity and support cognitive performance. The purchase price was €6.5 million (US$7.7 million, based on January 30, 2026 exchange rates) plus up to an additional €3.0 million (US$3.5 million based on January 30, 2026 exchange rates) in contingent purchase price consideration. The deal closed on January 30, 2026.

4. Long-term Debt and Short-term Borrowings

Notes payable and long-term debt, listed in order of the priority of security interests in assets of the Company, consisted of the following as of December 31, 2025 and 2024:

(in millions)	December 31, 2025	December 31, 2024
Euro Senior Secured Term Loan A, due October 2029 (floating interest rate of 4.27% at December 31, 2025 and 4.68% at December 31, 2024)	$101.3	$127.9
Euro Dollar Senior Secured Revolving Credit Facility, due October 2029 (floating interest rate of 4.27% at December 31, 2025 and 4.68% at December 31, 2024)	106.9	59.1
U.S. Dollar Senior Secured Revolving Credit Facility, due October 2029 (floating interest rate of 6.06% at December 31, 2025 and 6.47% at December 31, 2024)	33.6	34.4
Australian Dollar Senior Secured Revolving Credit Facility, due October 2029 (floating interest rate of 6.03% at December 31, 2025 and 6.44% at December 31, 2024)	24.1	32.8
Senior Unsecured Notes, due March 2029 (fixed interest rate of 4.25%)	575.0	575.0
Other borrowings	—	10.5
Total debt	840.9	839.7
Less:
Current portion	30.8	51.3
Debt issuance costs, unamortized	4.1	5.1
Long-term debt, net	$806.0	$783.3

The Company is party to a Third Amended and Restated Credit Agreement, dated as of January 27, 2017, as amended, among the Company, certain subsidiaries of the Company, Bank of America, N.A., as administrative agent, and the other agents and various lenders party thereto (as amended, the "Credit Agreement"). The Credit Agreement provides for a senior secured credit facility, which consists of a €184.8 million (US$200.0 million based on October 30, 2024 exchange rates) term loan facility, and a US$467.5 million multi-currency revolving credit facility (the "Revolving Facility").

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Amendment to Credit Agreement

Effective July 29, 2025, we entered into an amendment to the Credit Agreement, which, among other things, increased our maximum Consolidated Leverage Ratio financial covenant to 4.50x for the third and fourth quarters of 2025, to 4.75x for the first and second quarters of 2026 and to 4.25x for the third and fourth quarters of 2026. Thereafter, the maximum Consolidated Leverage Ratio will return to 4.50x for all first and second fiscal quarters and 4.00x for all third and fourth quarters. In addition, it modified certain covenant baskets related to liens, indebtedness, and restricted payments through December 31, 2026. The amendment also required that $35.0 million in outstanding principal amount under the term loan facility be repaid on or before September 30, 2025, for which the payment was made as required. Further, the amendment restricts the aggregate amount of dividend payments or share repurchases we can make in 2026 to the greater of $40.0 million or 1 percent of our Consolidated Total Assets.

Prior to July 29, 2025, the maximum Consolidated Leverage Ratio under the Credit Agreement for all first and second fiscal quarters was 4.50x and 4.00x for all third and fourth fiscal quarters.

The current pricing for borrowings under the Credit Agreement is as follows:

Consolidated Leverage Ratio	Applicable Rate on Euro/AUD/CDN Loans	Applicable Rate on Base Rate Loans	Undrawn Fee
> 4.25	2.25%	1.25%	0.375%
> 3.5	2.00%	1.00%	0.350%
> 2.5	1.75%	0.75%	0.300%
≤ 2.5	1.50%	0.50%	0.250%

As of December 31, 2025, the applicable rate on Euro, Australian and Canadian dollar loans was 2.25 percent and the applicable rate on Base Rate loans was 1.25 percent. Undrawn amounts under the Revolving Facility are subject to a commitment fee rate of 0.25 percent to 0.375 percent per annum, depending on the Company's Consolidated Leverage Ratio. As of December 31, 2025, the commitment fee rate was 0.375 percent. Pursuant to the July 29, 2025 amendment to the Credit Agreement, pricing is fixed at Tier 1 (>4.25x) until December 31, 2026.

As of December 31, 2025, there was $164.6 million in borrowings outstanding under the Revolving Facility ($23.6 million reported in "Current portion of long-term debt" and $141.0 million reported in "Long-term debt, net"), and the amount available for borrowings was $292.3 million (allowing for $10.6 million of letters of credit outstanding on that date).

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

Financial Covenants

The Company is required to comply with the maximum Consolidated Leverage Ratio covenant described above and a minimum Interest Coverage Ratio covenant. As of December 31, 2025, our Consolidated Leverage Ratio was approximately 4.13 to 1.00 versus our maximum covenant of 4.50 to 1.00. Our Interest Coverage Ratio was approximately 5.51 to 1.00 versus the minimum financial covenant of 3.00 to 1.00.

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

Senior Unsecured Notes due March 2029 (the "Senior Unsecured Notes")

On March 15, 2021, the Company completed a private offering of $575.0 million in aggregate principal amount of 4.25 percent Senior Unsecured Notes, which were issued under an indenture, dated as of March 15, 2021, among the Company, as issuer, the guarantors named therein and Wells Fargo Bank, National Association, as trustee. Interest on the New Notes is payable semiannually on March 15 and September 15 of each year. The Senior Unsecured Notes indenture contains covenants that could limit the ability of the Company and its restricted subsidiaries to, among other things: (i) incur additional indebtedness or issue disqualified stock or, in the case of the Company’s restricted subsidiaries, preferred stock; (ii) create liens; (iii) pay dividends, make certain investments or make other restricted payments; (iv) sell certain assets or merge with or into other companies; (v) enter into transactions with affiliates; and (vi) allow limitations on any restricted subsidiary to pay dividends, loans, or assets to the Company or other restricted subsidiaries. These covenants are subject to a number of important limitations and exceptions. The Senior Unsecured Notes indenture also provides for events of default, which, if any of them occurs, would permit or require the principal, premium, if any, and accrued but unpaid interest on all the then outstanding Senior Unsecured Notes to be immediately due and payable.

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Compliance with Loan Covenants

As of and for the period ended December 31, 2025, the Company was in compliance with all applicable loan covenants under its senior secured credit facilities and the Senior Unsecured Notes.

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

The following table summarizes information about our major debt components as of December 31, 2025, including the principal cash payments and interest rates:

	Stated Maturity Date
(in millions)	2026	2027	2028	2029	2030	Thereafter	Total	Fair Value
Long term debt:
Fixed rate Senior Unsecured Notes, due March 2029	$—	$—	$—	$575.0	$—	$—	$575.0	$533.3
Fixed interest rate				4.25%
Euro Senior Secured Term Loan A, due October 2029	$7.2	$10.8	$10.8	$72.5	$—	$—	$101.3	$101.3
Euro Dollar Senior Secured Revolving Credit Facility, due October 2029	$—	$—	$—	$106.9	$—	$—	$106.9	$106.9
U.S. Dollar Senior Secured Revolving Credit Facility, due October 2029	$23.6	$—	$—	$10.0	$—	$—	$33.6	$33.6
Australian Dollar Senior Secured Revolving Credit Facility, due October 2029	$—	$—	$—	$24.1	$—	$—	$24.1	$24.1
Average variable interest rate(1)	4.53%	4.54%	4.55%	4.55%

(1)
Rates presented are as of December 31, 2025.

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

The components of lease expense for the years ended December 31, 2025, 2024 and 2023, were as follows:

(in millions)	2025	2024	2023
Operating lease cost	$29.0	$29.0	$28.6
Sublease income	(3.2)	(3.1)	(2.5)
Total lease cost	$25.8	$25.9	$26.1

Other information related to leases for the years ended December 31, 2025 and 2024 was as follows:

	Twelve Months Ended December 31,
(in millions, except lease term and discount rate)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$29.9	$27.9
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$15.1	$19.5

Weighted average remaining lease term:
Operating leases	5.3 years

Weighted average discount rate:
Operating leases	5.3%

Future minimum lease payments, net of sub-lease income, for all non-cancelable leases as of December 31, 2025 were as follows:

(in millions)	Operating Leases
2026	$24.7
2027	20.1
2028	17.2
2029	13.5
2030	11.5
Thereafter	9.7
Total minimum lease payments	96.7
Less imputed interest	12.7
Future minimum payments for leases, net of sublease rental income and imputed interest	$84.0

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

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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

Our German Esselte Leitz Pension Plan had an unfunded liability of $103.6 million and $98.0 million for the years ended December 31, 2025, and 2024, respectively. As is customary, there are no plans to, and there is no requirement to, fund the German Pension Plan other than to meet the current liabilities.

We also provide post-retirement health care and life insurance benefits to certain employees and retirees in the U.S., U.K. and Canada. All but one of these benefit plans is no longer open to new participants. Many employees and retirees outside of the U.S. are covered by government health care programs.

In June 2023, the High Court handed down a decision in the case of Virgin Media Limited v NTL Pension Trustees II Limited and others relating to the validity of certain historical pension changes due to the lack of actuarial confirmation required by law. In July 2024, the Court of Appeal dismissed the appeal brought by Virgin Media Ltd against aspects of the June 2023 decision. The conclusions reached by the court in this case may have implications for other UK defined benefit plans. More recently, in June 2025, the UK Government announced its intention to introduce legislation to give affected pension schemes the ability to retrospectively obtain written actuarial confirmation that historic benefit changes met the necessary standards. Draft legislation has been put forward in Government amendments to the Pension Schemes Bill, but it is still subject to change, and the Bill will not be enacted until the earliest Spring 2026.

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The following table sets forth our defined benefit pension and post-retirement plans funded status and the amounts recognized in our Consolidated Balance Sheets:

	Pension				Post-retirement
	U.S.		International
(in millions)	2025	2024	2025	2024	2025	2024
Change in projected benefit obligation (PBO)
Projected benefit obligation at beginning of year	$150.5	$162.6	$396.5	$467.4	$3.6	$3.3
Service cost	—	—	0.7	0.6	—	—
Interest cost	7.7	7.7	18.7	18.5	0.2	0.2
Actuarial loss (gain)	5.0	(9.1)	(3.7)	(34.4)	0.1	0.5
Participants’ contributions	—	—	0.1	0.1	—	—
Benefits paid	(11.9)	(10.7)	(29.1)	(27.7)	(0.3)	(0.3)
Settlement	—	—	(0.2)	(15.1)	—	—
Foreign exchange rate changes	—	—	36.6	(12.9)	0.1	(0.1)
Projected benefit obligation at end of year	151.3	150.5	419.6	396.5	3.7	3.6
Change in plan assets
Fair value of plan assets at beginning of year	145.4	145.5	282.9	324.9	—	—
Actual return on plan assets	16.3	7.6	13.0	(8.4)	—	—
Employer contributions	1.9	3.0	15.1	14.5	0.3	0.3
Participants’ contributions	—	—	0.1	0.1	—	—
Benefits paid	(11.9)	(10.7)	(29.1)	(27.7)	(0.3)	(0.3)
Settlement	—	—	(0.2)	(15.1)	—	—
Foreign exchange rate changes	—	—	21.7	(5.4)	—	—
Fair value of plan assets at end of year	151.7	145.4	303.5	282.9	—	—
Funded status (Fair value of plan assets less PBO)	$0.4	$(5.1)	$(116.1)	$(113.6)	$(3.7)	$(3.6)
Amounts recognized in the Consolidated Balance Sheets consist of:
Other non-current assets	$0.4	$—	$6.7	$2.5	$—	$—
Other current liabilities	—	—	8.6	7.2	0.4	0.4
Pension and post-retirement benefit obligations	—	5.1	114.2	108.9	3.3	3.2
Components of accumulated other comprehensive income (loss), net of tax:
Unrecognized actuarial loss (gain)	83.5	84.4	127.2	121.9	(2.1)	(2.6)
Unrecognized prior service cost	—	—	4.9	4.9	—	—

Pension and post-retirement benefit obligations of $117.5 million as of December 31, 2025, increased from $117.2 million as of December 31, 2024.

The accumulated benefit obligation ("ABO") for all pension plans was $567.0 million and $542.9 million at December 31, 2025 and 2024, respectively.

The following table sets out information for pension plans with an accumulated benefit obligation in excess of plan assets:

	U.S.		International
(in millions)	2025	2024	2025	2024
Accumulated benefit obligation(1)	$—	$150.5	$125.9	$116.8
Fair value of plan assets	—	145.4	3.2	4.0

(1)
The decrease in 2025 under the U.S. as compared to 2024 is the result of the ACCO U.S. plan ABO no longer being in excess of plan assets as of December 31, 2025, unlike the prior year.

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The following table sets out information for pension plans with a projected benefit obligation in excess of plan assets:

	U.S.		International
(in millions)	2025	2024	2025	2024
Projected benefit obligation	$—	$150.5	$124.0	$385.1
Fair value of plan assets	—	145.4	3.2	268.9

The components of net periodic benefit (income) cost for pension and post-retirement plans for the years ended December 31, 2025, 2024 and 2023 were as follows:

	Year Ended December 31,
	Pension						Post-retirement
	U.S.			International
(in millions)	2025	2024	2023	2025	2024	2023	2025	2024	2023
Service cost	$—	$—	$—	$0.7	$0.6	$0.5	$—	$—	$—
Interest cost	7.7	7.7	7.9	18.7	18.5	20.0	0.2	0.2	0.2
Expected return on plan assets	(12.7)	(12.9)	(12.0)	(18.2)	(19.6)	(21.5)	—	—	—
Amortization of net loss (gain)	2.4	2.5	2.2	4.5	5.4	4.2	(0.4)	(0.6)	(0.5)
Amortization of prior service cost	—	—	—	0.3	0.3	0.3	—	—	—
Settlement (2)	—	—	—	0.1	4.6	1.2	—	—	—
Net periodic benefit (income) cost (3)	$(2.6)	$(2.7)	$(1.9)	$6.1	$9.8	$4.7	$(0.2)	$(0.4)	$(0.3)

(2)
Settlement amounts of $4.6 million in 2024 and $1.2 million in 2023 are primarily related to the wind-up of our Canadian Salaried and Hourly pension plans.
(3)
The components of net periodic benefit (income) cost, other than service cost, are included in the line "Non-operating pension expense (income)" in the Consolidated Statements of Income (Loss).

Other changes in plan assets and benefit obligations that were recognized in accumulated other comprehensive income (loss) during the years ended December 31, 2025, 2024 and 2023 were as follows:

	Pension						Post-retirement
	U.S.			International
(in millions)	2025	2024	2023	2025	2024	2023	2025	2024	2023
Current year actuarial (gain) loss	$1.5	$(3.8)	$1.6	$1.5	$(6.5)	$17.2	$0.1	$0.5	$0.1
Amortization of actuarial (loss) gain	(2.4)	(2.5)	(2.2)	(4.5)	(9.9)	(5.2)	0.4	0.5	0.5
Amortization of prior service cost	—	—	—	(0.3)	(0.3)	(0.3)	—	—	—
Foreign exchange rate changes	—	—	—	8.6	(1.7)	7.5	—	0.1	(0.1)
Total recognized in other comprehensive (loss) income	(0.9)	(6.3)	(0.6)	5.3	(18.4)	19.2	0.5	1.1	0.5
Total recognized in net periodic benefit (income) cost and other comprehensive (loss) income	$(3.5)	$(9.0)	$(2.5)	$11.4	$(8.6)	$23.9	$0.3	$0.7	$0.2

Assumptions

The weighted average assumptions used to determine benefit obligations for the years ended December 31, 2025, 2024 and 2023 were as follows:

	Pension						Post-retirement
	U.S.			International
	2025	2024	2023	2025	2024	2023	2025	2024	2023
Discount rate	5.4%	5.7%	5.0%	5.0%	4.8%	4.2%	5.4%	5.2%	4.8%
Rate of compensation increase	N/A	N/A	N/A	2.8%	3.0%	2.9%	N/A	N/A	N/A

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The weighted average assumptions used to determine net periodic benefit (income) cost for the years ended December 31, 2025, 2024 and 2023 were as follows:

	Pension						Post-retirement
	U.S.			International
	2025	2024	2023	2025	2024	2023	2025	2024	2023
Discount rate - benefit obligation	5.7%	5.0%	5.1%	4.8%	4.2%	4.5%	5.2%	4.8%	5.0%
Discount rate - service cost	N/A	N/A	N/A	4.1%	4.2%	4.1%	5.4%	5.0%	5.1%
Discount rate - interest cost	5.4%	4.9%	5.1%	4.7%	4.2%	4.6%	5.1%	4.8%	5.0%
Expected long-term rate of return	8.0%	8.0%	7.5%	6.3%	6.2%	6.9%	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	3.0%	2.9%	3.0%	N/A	N/A	N/A

The weighted average health care cost trend rates used to determine post-retirement benefit obligations and net periodic benefit (income) cost as of December 31, 2025, 2024 and 2023 were as follows:

	Post-retirement
	2025	2024	2023
Health care cost trend rate assumed for next year	9%	10%	9%
Rate that the cost trend rate is assumed to decline (the ultimate trend rate)	8%	8%	7%
Year that the rate reaches the ultimate trend rate	2031	2031	2031

Plan Assets

The investment strategy for the Company is to optimize investment returns through a diversified portfolio of investments, taking into consideration underlying plan liabilities and asset volatility. Each plan has a different target asset allocation, which is reviewed periodically and is based on the underlying liability structure. The target asset allocation for our U.S. plan is 38 percent in equity securities, 54 percent in fixed income securities, and 8 percent in alternative assets. The target asset allocation for non-U.S. plans is set by the local plan trustees.

Our pension plan weighted average asset allocations as of December 31, 2025 and 2024 were as follows:

	2025		2024
	U.S.	International	U.S.	International
Asset category
Equity securities	34%	4%	34%	6%
Fixed income	60%	68%	59%	59%
Real estate	2%	— %	4%	2%
Other(4)	4%	28%	3%	33%
Total	100%	100%	100%	100%

(4)
Multi-strategy hedge funds, commodity linked funds, private equity funds, and cash and cash equivalents for certain of our plans.

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

U.S. Pension Plan Assets

The fair value measurements of our U.S. pension plan assets by asset category as of December 31, 2025 were as follows:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value as of
(in millions)	(Level 1)	(Level 2)	(Level 3)	December 31, 2025
Mutual funds	$115.4	$—	$—	$115.4
Exchange traded funds	17.6	—	—	17.6
Common collective trust funds	—	1.2	—	1.2
Investments measured at net asset value(5)
Common collective trust funds	—	—	—	17.5
Total	$133.0	$1.2	$—	$151.7

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

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

International Pension Plans Assets

The fair value measurements of our international pension plans assets by asset category as of December 31, 2025 were as follows:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value as of
(in millions)	(Level 1)	(Level 2)	(Level 3)	December 31, 2025
Cash and cash equivalents	$4.2	$—	$—	$4.2
Equity securities	13.3	—	—	13.3
Corporate debt securities	—	86.6	—	86.6
Multi-strategy hedge funds	—	29.3	—	29.3
Insurance contracts	—	5.1	—	5.1
Government debt securities	—	110.0	—	110.0
Investments measured at net asset value(5)
Multi-strategy hedge funds				18.3
Real estate				1.3
Corporate debt securities				9.0
Private equity				26.4
Total	$17.5	$231.0	$—	$303.5

The fair value measurements of our international pension plans assets by asset category as of December 31, 2024 were as follows:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value as of
(in millions)	(Level 1)	(Level 2)	(Level 3)	December 31, 2024
Cash and cash equivalents	$3.1	$—	$—	$3.1
Equity securities	17.4	—	—	17.4
Corporate debt securities	—	62.0	—	62.0
Multi-strategy hedge funds	—	33.7	—	33.7
Insurance contracts	—	4.2	—	4.2
Real estate	—	0.8	—	0.8
Government debt securities	—	105.5	—	105.5
Investments measured at net asset value(5)
Multi-strategy hedge funds				29.2
Real estate				4.3
Private equity				22.7
Total	$20.5	$206.2	$—	$282.9

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

Cash Contributions

We contributed $17.3 million to our pension and post-retirement plans in 2025 and expect to contribute approximately $18.0 million in 2026.

Future Benefit Payments

The following table presents estimated future benefit payments to participants for the next ten fiscal years:

(in millions)	Pension Benefits	Post-retirement Benefits
2026	$43.8	$0.4
2027	42.9	0.4
2028	43.6	0.4
2029	44.0	0.4
2030	44.5	0.4
Years 2031 - 2035	228.2	1.6

We also sponsor a number of defined contribution plans. Contributions are determined under various formulas. Costs related to such plans amounted to $11.9 million, $12.5 million, and $12.5 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Multi-Employer Pension Plan

We are a participant in a multi-employer pension plan. The plan has reported significant underfunded liabilities and declared itself in critical and declining status (red). As a result, the trustees of the plan adopted a rehabilitation plan ("RP") in an effort to forestall insolvency. Our required contributions to this plan could increase due to the shrinking contribution base resulting from the insolvency of or withdrawal of other participating employers, from the inability or the failure of withdrawing participating employers to pay their withdrawal liability, from lower than expected returns on pension fund assets, and from other funding deficiencies. In the event that we withdraw from participation in the plan, we will be required to make withdrawal liability payments for a period of 20 years or longer in certain circumstances. The present value of our withdrawal liability payments would be recorded as an expense in our Consolidated Statements of Income (Loss) and as a liability on our Consolidated Balance Sheets in the first year of our withdrawal. The most recent Pension Protection Act ("PPA") zone status available in 2025 and 2024 is for the plan’s years ended December 31, 2024 and 2023, respectively. The zone status is based on information that we received from the plan and is certified by the plan’s actuary. Plans in the red zone (critical or critical and declining) are generally less than 65 percent funded, plans in the yellow zone (endangered) are less than 80 percent funded, and plans in the green zone (safe) are at least 80 percent funded.

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The Company's contributions are not more than 5 percent of the total contributions to the plan. Details regarding the plan are outlined in the table below.

	EIN/Pension Plan	Pension Protection Act Zone Status		FIP/RP Status Pending	Contributions Year Ended December 31,			Surcharge	Expiration Date of Collective-Bargaining
Pension Fund	Number	2025	2024	Implemented	2025	2024	2023	Imposed	Agreement
PACE Industry Union-Management Pension Fund	11-6166763 / 001	Red	Red	Implemented	$0.1	$0.1	$0.1	Yes	6/30/2028

7. Stock-Based Compensation

The 2022 ACCO Brands Corporation Incentive Plan, as amended (the "Plan") provides for stock-based awards generally in the form of stock options, restricted stock units ("RSUs") and performance stock units ("PSUs"), any of which may be granted alone or with other types of awards and dividend equivalents. The Plan authorizes the issuance of up to 20,544,631 shares to key employees and non-employee directors.

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

The following table summarizes the impact of all stock-based compensation expense on our Consolidated Statements of Income (Loss) for the years ended December 31, 2025, 2024 and 2023:

(in millions)	2025	2024	2023
Selling, general and administrative expense	$11.5	$11.9	$14.8
Income (loss) before income tax	(11.5)	(11.9)	(14.8)
Income tax expense	(2.6)	(2.9)	(3.4)
Net loss	$(8.9)	$(9.0)	$(11.4)

There was no capitalization of stock-based compensation expense.

Stock-based compensation expense by award type for the years ended December 31, 2025, 2024 and 2023 was as follows:

(in millions)	2025	2024	2023
Stock option compensation expense	$0.1	$0.5	$2.7
RSU compensation expense	8.3	7.5	6.4
PSU compensation expense	3.1	3.9	5.7
Total stock-based compensation expense	$11.5	$11.9	$14.8

Stock Options

The exercise price of each stock option equals or exceeds the fair market price of our stock on the date of grant. Options granted beginning in 2020 can generally be exercised over a term of ten years and prior to 2020 options could generally be

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

exercised over a term of seven years. Stock options outstanding as of December 31, 2025, generally vest ratably over three years from the grant date. There were no stock options granted during the years ended December 31, 2025, 2024 and 2023.

A summary of the changes in stock options outstanding under the Plan during the year ended December 31, 2025 is presented below:

	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2024	5,711,296	$8.94
Forfeited/Expired	(683,108)	$12.34
Outstanding at December 31, 2025	5,028,188	$8.48	4.2 years	zero
Exercisable shares at December 31, 2025	5,028,188	$8.48	4.2 years	zero

There were no options exercised during the years ended December 31, 2025, 2024 and 2023.

The fair value of options vested during the years ended December 31, 2025, 2024, and 2023 was $1.2 million, $2.5 million and $3.4 million, respectively. As of December 31, 2025, all options are vested and there was no unrecognized compensation expense related to stock options.

Stock Unit Awards

RSUs vest over a pre-determined period of time, generally three years from the date of grant. Stock-based compensation expense for the years ended December 31, 2025, 2024 and 2023 includes $1.3 million, $1.4 million, and $1.3 million, respectively, of expense related to RSUs granted to non-employee directors as a component of their compensation. RSUs granted to non-employee directors prior to 2021 became fully vested on the grant date; after 2021 non-employee director RSUs fully vest on the first anniversary of the grant date.

PSUs also vest over a pre-determined period of time, generally not longer than three years, but are further subject to the achievement of certain business performance criteria being met. Based upon the level of achieved performance, the number of shares actually awarded can vary from 0 percent to 200 percent of the original grant.

There were 5,296,060 RSUs outstanding as of December 31, 2025. All outstanding RSUs as of December 31, 2025 vest within three years of their date of grant. Upon vesting, all of the RSU awards will be converted into the right to receive one share of common stock of the Company for each unit that vests. The cost of these awards is determined using the fair value of the shares on the date of grant, and compensation expense is generally recognized over the period during which the employee provides the requisite service to the Company.

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

A summary of the changes in the RSUs outstanding under the Plan during 2025 is presented below:

	Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2024	4,241,889	$6.06
Granted	1,561,115	$4.62
Vested and distributed	(456,340)	$8.31
Forfeited and cancelled	(50,604)	$5.19
Outstanding at December 31, 2025	5,296,060	$5.45
Vested and deferred at December 31, 2025(1)	955,543	$7.28

(1)
Included in outstanding at December 31, 2025. Vested and deferred RSUs are primarily related to deferred compensation for non-employee directors.

For the years ended December 31, 2024 and 2023, we granted 1,501,759 and 1,969,191 RSUs, respectively. The weighted-average grant date fair value of our RSUs was $4.62, $5.31, and $5.23 for the years ended December 31, 2025, 2024 and 2023, respectively. The fair value of RSUs that vested during the years ended December 31, 2025, 2024 and 2023 was $4.7 million, $3.3 million and $4.4 million, respectively. As of December 31, 2025, we have unrecognized compensation expense related to RSUs of $5.9 million, which will be recognized over a weighted-average period of 1.9 years.

A summary of the changes in the PSUs outstanding under the Plan during 2025 is presented below:

	Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2024	3,546,242	$5.81
Granted	1,746,912	$4.68
Vested and distributed	(103,609)	$8.87
Forfeited and cancelled	(193,234)	$7.57
Other - decrease due to performance of PSUs	(577,991)	$4.68
Outstanding at December 31, 2025	4,418,320	$5.10

For the years ended December 31, 2024 and 2023, we granted 1,825,683 and 2,301,907 PSUs, respectively. For the years ended December 31, 2025, 2024 and 2023, 103,609, 685,998, and 336,077 PSUs vested, respectively. The weighted-average grant date fair value of our PSUs was $4.68, $5.80, and $5.39 for the years ended December 31, 2025, 2024 and 2023, respectively. The fair value of PSUs that vested during the years ended December 31, 2025, 2024 and 2023 was $0.9 million, $4.6 million and $2.8 million, respectively. Based on the level of achievement of the performance targets associated with the PSU awards, as of December 31, 2025, we have $0.9 million of unrecognized compensation expense, which will be recognized over a weighted-average period of 1.0 years.

8. Inventories

The components of inventories were as follows:

(in millions)	December 31, 2025	December 31, 2024
Raw materials	$46.3	$35.9
Work in process	3.7	3.3
Finished goods	239.1	231.2
Total inventories	$289.1	$270.4

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

9. Property, Plant and Equipment, Net

The components of net property, plant and equipment were as follows:

	December 31
(in millions)	2025	2024
Land and improvements	$18.9	$17.4
Buildings and improvements to leaseholds	124.5	115.4
Machinery and equipment	370.2	365.2
Construction in progress	14.8	7.5
	528.4	505.5
Less: accumulated depreciation	(389.6)	(368.0)
Net property, plant and equipment (1)	$138.8	$137.5

(1)
Net property, plant and equipment as of December 31, 2025, and 2024 included $25.8 million and $29.4 million of computer software assets, respectively, which are classified within machinery and equipment and construction in progress. Depreciation expense for software was $13.7 million, $13.8 million, and $14.1 million for the years ended December 31, 2025, 2024 and 2023, respectively.

10. Goodwill and Identifiable Intangible Assets

Goodwill

We test goodwill for impairment at least annually as of our measurement date of May 31st and on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. As of our measurement date of May 31, 2025, we performed a qualitative assessment of impairment on goodwill for each of our two reporting units. The results of our qualitative assessment was that there were no triggering events that would make it more likely than not that an impairment loss to our goodwill had been incurred for either of our two reporting units.

During the fourth quarter of 2025, we identified triggering events that converged within our Americas and International reporting units indicating that it was more likely than not that an impairment loss had been incurred. These triggering events include a sustained shift in product mix toward lower-priced and lower-margin products in Brazil that began earlier in the year, reduced year-end customer purchasing activity in Europe, and fourth quarter gaming accessories performing below expectations globally, driven in part by higher consoles prices reducing consumer demand for related accessories. Accordingly, as of November 30, 2025, we completed an impairment assessment, on a quantitative basis, of goodwill for both the Americas and International reporting units. The result of our assessment was that the fair value of both the Americas and International reporting unit exceeded their respective carrying values and we concluded that no impairment existed for either reporting unit.

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

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Changes in the net carrying amount of goodwill by segment were as follows:

(in millions)	ACCO Brands Americas	ACCO Brands International	Total
Balance at December 31, 2023	$383.6	$206.4	$590.0
Goodwill impairment	(127.5)	—	(127.5)
Foreign currency translation	(2.8)	(13.3)	(16.1)
Balance at December 31, 2024	$253.3	$193.1	$446.4
Acquisitions(1)	—	4.2	4.2
Foreign currency translation	1.4	26.5	27.9
Balance at December 31, 2025	$254.7	$223.8	$478.5

(1)
Represents goodwill from the Buro Acquisition.

The goodwill balance includes $403.3 million for the year ended December 31, 2023, and $530.8 million of accumulated impairment losses for each of the years ended December 31, 2024, and 2025, respectively.

Identifiable Intangible Assets

We test our indefinite-lived intangible for impairment at least annually as of our measurement date of May 31st. We also test for impairment on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has occurred. No such event or circumstance was identified during the fourth quarter ended December 31, 2025.

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

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The Company's gross carrying value and accumulated amortization by class of identifiable intangible assets as of December 31, 2025 and 2024 were as follows:

	December 31, 2025			December 31, 2024
(in millions)	Gross Carrying Amounts	Accumulated Amortization	Net Book Value	Gross Carrying Amounts	Accumulated Amortization	Net Book Value
Indefinite-lived intangible assets:
Trade name(2)	$101.2	$(44.5)	$56.7	$101.2	$(44.5)	$56.7
Amortizable intangible assets:
Trade names	658.9	(185.7)	473.2	627.5	(157.5)	470.0
Customer and contractual relationships	371.8	(260.4)	111.4	350.7	(230.0)	120.7
Vendor relationships	82.4	(27.7)	54.7	82.4	(22.2)	60.2
Patents	8.2	(7.3)	0.9	7.8	(5.8)	2.0
Subtotal	1,121.3	(481.1)	640.2	1,068.4	(415.5)	652.9
Total identifiable intangibles	$1,222.5	$(525.6)	$696.9	$1,169.6	$(460.0)	$709.6

(2)
Accumulated amortization prior to the adoption of authoritative guidance on goodwill and other intangible assets, at which time further amortization ceased.

The Company’s intangible amortization expense was $46.2 million, $44.7 million and $43.4 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Estimated amortization expense for amortizable intangible assets for the next five years is as follows:

(in millions)	2026	2027	2028	2029	2030
Estimated amortization expense(3)	$44.8	$42.3	$40.1	$38.3	$37.3

(3)
Actual amounts of amortization expense may differ from estimated amounts due to changes in foreign currency exchange rates, additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets, and other events.

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

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

11. Restructuring

The Company recorded $21.6 million, $16.8 million, and $27.2 million of restructuring charges for the years ended December 31, 2025, 2024 and 2023, respectively. Restructuring charges were primarily for severance costs related to cost reduction initiatives for all segments in 2025, 2024 and 2023.

The summary of the activity in the restructuring liability for the year ended December 31, 2025 was as follows:

(in millions)	Balance at December 31, 2024	Provision	Cash Expenditures	Non-cash Items/Currency Change	Balance at December 31, 2025
Employee termination costs	$26.6	$18.8	$(23.2)	$0.8	$23.0
Other	—	2.8	(2.6)	0.1	0.3
Total restructuring liability(1)	$26.6	$21.6	$(25.8)	$0.9	$23.3

(1)
We expect $17.8 million of the remaining $23.0 million of employee termination costs to be substantially paid within the next twelve months.

The summary of the activity in the restructuring accounts for the year ended December 31, 2024 was as follows:

(in millions)	Balance at December 31, 2023	Provision	Cash Expenditures	Non-cash Items/Currency Change	Balance at December 31, 2024
Employee termination costs	$27.5	$16.6	$(17.0)	$(0.5)	$26.6
Other	0.9	0.2	(1.1)	—	—
Total restructuring liability	$28.4	$16.8	$(18.1)	$(0.5)	$26.6

The summary of the activity in the restructuring accounts for the year ended December 31, 2023 was as follows:

(in millions)	Balance at December 31, 2022	Provision	Cash Expenditures	Non-cash Items/Currency Change	Balance at December 31, 2023
Employee termination costs	$8.7	$26.1	$(7.6)	$0.3	$27.5
Other	—	1.1	(0.2)	—	0.9
Total restructuring liability	$8.7	$27.2	$(7.8)	$0.3	$28.4

Restructuring charges for the years ended December 31, 2025, 2024 and 2023 by reporting segment were as follows:

(in millions)	2025	2024	2023
ACCO Brands Americas	$7.7	$6.5	$16.7
ACCO Brands International	14.1	6.9	9.9
Corporate	(0.2)	3.4	0.6
Total restructuring charges	$21.6	$16.8	$27.2

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

12. Income Taxes

The components of income (loss) before income tax for the years ended December 31, 2025, 2024 and 2023 were as follows:

(in millions)	2025	2024	2023
Domestic operations	$(25.7)	$(173.0)	$(124.8)
Foreign operations	74.8	85.7	111.7
Total	$49.1	$(87.3)	$(13.1)

The reconciliation of income taxes computed at the U.S. federal statutory income tax rate of 21 percent to our effective income tax rate for the years ended December 31, 2025, 2024 and 2023 was as follows:

(in millions)	2025	2024	2023
Income tax at U.S. statutory rate; 21%	$10.3	$(18.3)	$(2.7)
Unrecognized tax (benefits) expense	(1.9)	(2.8)	1.0
Statutory tax rate changes	4.5	—	0.4
Statutory tax law changes	—	—	(3.6)
State, local and other tax, net of federal benefit	(1.5)	(2.0)	(1.3)
Impact from foreign inclusions	4.9	0.6	(0.7)
U.S. effect of foreign dividends and withholding taxes	5.0	4.1	3.9
Foreign income tax rate differential	(0.9)	4.3	4.2
Global Minimum Tax	1.1	—	—
Brazilian Tax Assessments impact	(12.4)	(1.6)	(13.3)
Increase in valuation allowance	3.2	2.4	5.4
General business credit	(0.5)	(0.4)	(2.2)
Excess expense from stock-based compensation	1.0	1.3	0.6
Impairment of non-deductible goodwill	—	26.8	18.8
Loss on derivatives	(2.3)	—	—
Prior period tax return adjustment	(1.3)	0.1	(1.0)
Other decrease	(1.4)	(0.2)	(0.8)
Income taxes as reported	$7.8	$14.3	$8.7
Effective tax rate	15.9%	(16.4)%	(66.4)%

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Under ASU 2023-09 for which the Company is adopting on a prospective basis, the reconciliation of income taxes computed at the U.S. federal statutory income tax rate of 21 percent to our effective income tax rate for the year ended December 31, 2025 was as follows:

	2025
(in millions)	Value	Percent
Income tax at U.S. statutory rate; 21%	$10.3	21.0%
Domestic federal income taxes, net of prior period tax return adjustments
Tax credits, net of prior period tax return adjustments
Current year foreign tax credit carried forward	(2.2)	(4.5)%
Other	(0.3)	(0.6)%
Nontaxable and nondeductible items
Other	0.3	0.6%
Effect of cross-border tax laws, net of prior tax return adjustments
Global intangible low-taxed income, net of current year foreign tax credits	(2.3)	(4.7)%
Subpart F, net of current year foreign tax credits	7.6	15.5%
Loss on derivatives	(2.3)	(4.7)%
Other	(0.3)	(0.6)%
Other adjustments
Excess expense from stock-based compensation	1.0	2.1%
Other	0.1	0.2%
Domestic state and local income taxes, net of federal benefit and prior period tax return adjustments(1)	(1.5)	(3.1)%
Foreign tax effects, net of prior period tax return adjustments
Australia
Foreign income tax rate differential	0.9	1.8%
Brazil
Interest on net equity	(2.7)	(5.5)%
Withholding tax	2.0	4.1%
Foreign income tax rate differential	0.8	1.6%
Other	(0.2)	(0.4)%
Canada
Withholding tax	2.7	5.5%
China
Change in valuation allowance	1.2	2.4%
Other	(0.1)	(0.2)%
Germany
Foreign income tax rate differential	(0.8)	(1.6)%
Trade tax	2.2	4.5%
Tax rate change	4.6	9.4%
Mexico	0.6	1.2%
Netherlands
Foreign income tax rate differential	(0.8)	1.6%
Other	0.1	0.2%
Sweden	0.5	1.0%
United Kingdom
Foreign income tax rate differential	(3.9)	(7.9)%
Global Minimum Tax	1.1	2.2%
Change in valuation allowance	1.2	2.4%
Other foreign jurisdictions	2.2	4.5%
Worldwide changes in unrecognized tax benefits	(14.2)	(28.9)%
Income taxes as reported	$7.8	15.9%

(1)
In 2025, state and local income taxes in California, Illinois, Indiana, Mississippi, New Jersey, New York, and Pennsylvania comprise the majority of the domestic state and local income taxes, net of federal effect category.

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

For 2025, we recorded income tax expense of $7.8 million on income before taxes of $49.1 million, for an effective rate of 15.9 percent. After removing the impacts of the 2024 non-cash impairment charges, the decrease in the effective rate versus 2024 was primarily due to a reduction of income before income tax, the tax benefit from the settlement of the Brazil Tax Assessments, offset by the tax expense for a foreign statutory tax rate change.

For 2024, we recorded income tax expense of $14.3 million on a loss before taxes of $87.3 million, for an effective rate of (16.4) percent. The increase in the effective rate versus 2023 was primarily due to a larger non-cash impairment charge related to goodwill in 2024 compared to 2023 and the release of certain unrecognized tax benefits related to the Brazil Tax Assessments in 2023 which did not repeat in 2024.

For 2023, we recorded income tax expense of $8.7 million on loss before taxes of $13.1 million, for an effective rate of (66.4) percent.

The components of the income tax expense for the years ended December 31, 2025, 2024 and 2023 were as follows:

(in millions)	2025	2024	2023
Current expense
Federal and other	$(0.2)	$(3.2)	$0.2
Foreign	11.5	24.4	28.6
Total current income tax expense	11.3	21.2	28.8
Deferred expense (benefit)
Federal and other	$(5.6)	$(7.0)	$(16.7)
Foreign	2.1	0.1	(3.4)
Total deferred income tax (benefit) expense	(3.5)	(6.9)	(20.1)
Total income tax expense	$7.8	$14.3	$8.7

The components of deferred tax assets (liabilities) as of December 31, 2025 and 2024 were as follows:

(in millions)	2025	2024
Deferred tax assets
Compensation and benefits	$19.3	$20.3
Pension	8.7	14.4
Inventory	7.9	8.1
Other reserves	11.5	13.9
Accounts receivable	5.7	5.1
Foreign tax credit carryforwards	9.4	6.8
Net operating loss carryforwards	84.9	74.8
Interest expense carryforwards	43.3	34.1
Section 174 capitalization	15.1	16.1
General business tax credit carryforwards	2.2	1.8
Depreciation	2.1	—
Other	0.6	2.1
Gross deferred income tax assets	210.7	197.5
Valuation allowance	(67.9)	(60.3)
Net deferred tax assets	142.8	137.2
Deferred tax liabilities
Depreciation	—	(3.8)
Unremitted non-U.S. earnings accrual	(3.6)	(4.1)
Identifiable intangibles	(155.2)	(151.9)
Gross deferred tax liabilities	(158.8)	(159.8)
Net deferred tax liabilities	$(16.0)	$(22.6)

A valuation allowance of $67.9 million and $60.3 million as of December 31, 2025 and 2024, respectively, has been established for deferred income tax assets. The $7.6 million increase in the valuation allowance in 2025 reflects the increase in

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

our existing valuation by $3.3 million and a $4.3 million increase resulting from foreign currency translation. The valuation allowance is primarily related to net operating loss (the "NOL") carryforwards that may not be realized. Realization of the net deferred income tax assets is dependent upon generating sufficient taxable income prior to the expiration of the applicable carryforward periods. Although realization is not certain, management believes that it is more likely than not that the net deferred income tax assets will be realized. However, the amount of net deferred tax assets considered realizable could change in the near term if estimates of future taxable income during the applicable carryforward periods fluctuate.

As of December 31, 2025, the Company has state NOL tax benefits of $15.3 million which will expire between December 31, 2026 and December 31, 2045. As of December 31, 2025, the Company has $2.2 million of federal general business credit carryforwards which will expire between December 31, 2042 and December 31, 2045. As of December 31, 2025, the Company had $9.4 million of foreign tax credit carryforwards of which $7.2 million will expire on December 31, 2027 and $2.2 million will expire on December 31, 2035. As of December 31, 2025, the Company has foreign NOLs of $304.2 million and tax benefits of $69.5 million, most of which have unlimited carryforward periods.

As of December 31, 2025, the Company has recorded $3.6 million of deferred taxes on approximately $313.4 million of unremitted earnings of non-U.S. subsidiaries that may be remitted to the U.S.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2025, 2024 and 2023 was as follows:

(in millions)	2025	2024	2023
Balance at beginning of year	$20.7	$28.0	$39.1
Additions for tax positions of prior years	0.5	3.5	3.6
Reductions for tax positions of prior years	(22.1)	(5.6)	(17.7)
Increase (decrease) resulting from foreign currency translation	2.1	(5.2)	3.0
Balance at end of year	$1.2	$20.7	$28.0

As of December 31, 2025, the amount of unrecognized tax benefits decreased to $1.2 million, all of which would impact our effective tax rate, if recognized.

Interest and penalties related to unrecognized tax benefits are recognized within "Income tax expense" in the Consolidated Statements of Income. As of December 31, 2025, we have accrued a cumulative $0.4 million for interest and penalties on the unrecognized tax benefits.

As of December 31, 2025, the U.S. federal statute of limitations remains open for the year 2021 and forward. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from 2 to 6 years. As of December 31, 2025, years still open to examination by foreign tax authorities in major jurisdictions include Australia (2021 forward), Brazil (2020 forward), Canada (2020 forward), Germany (2020 forward), Sweden (2023 forward), and the U.K. (2024 forward). We are currently under examination in the U.S. and various foreign jurisdictions.

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Under ASU 2023-09 for which the Company is adopting on a prospective basis, the reconciliation of cash income taxes paid for the year ended December 31, 2025 was as follows:

(in millions)	2025
U.S. federal	$6.2
U.S. state and local	(0.1)
Foreign
Brazil	$11.2
Canada	1.9
Mexico	2.0
Spain	1.9
Germany	3.0
United Kingdom	1.9
Other	7.7
Total foreign tax payments	29.6
Total income tax payments (net of refunds)	$35.7

Organisation for Economic Co-operation and Development (“OECD”) Global Anti-Base Erosion Model Rules (Pillar Two)

Legislatures and taxing authorities in many jurisdictions in which we operate may enact changes to, or seek to enforce, novel interpretations of their tax rules. These changes may include modifications that can be temporary or permanent. For example, the Organisation for Economic Cooperation and Development (the "OECD"), the European Union, and other countries (including countries in which we operate) have committed to enacting substantial changes to numerous long-standing tax principles impacting how large multinational enterprises are taxed. In particular, the OECD's Pillar Two initiative introduces a 15 percent global minimum tax (the "Global Minimum Tax") applied on a country-by-country basis and some jurisdictions have enacted a Global Minimum Tax effective January 1, 2024 while others are still evaluating the situation. As of December 31, 2025, we have recorded $1.1 million of tax expense related to Global Minimum Tax. Management will continue to assess the impact and materiality of these potential new rules as well as any other changes in domestic and international tax rules and regulations.

One Big Beautiful Bill Act ("OB3")

On July 4, 2025, the One Big Beautiful Bill Act ("OB3") was enacted into law. The OB3 includes significant provisions, such as allowing for accelerated tax deductions for qualified property and research expenditures, and reinstating the use of earnings before interest, taxes, depreciation, and amortization in determining tax deductions related to business interest expense. In addition to the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, the OB3 also modifies the international tax framework and restores favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027.

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

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

ACCO Brazil challenged both the foregoing assessments at the administrative level in the Brazilian Administrative Court of Tax Appeals ("BACTA"). Following adverse decisions from the BACTA concerning the deductibility of goodwill, ACCO Brazil appealed the decisions to the Brazilian judicial courts. Although we believed we had meritorious defenses, because there is no settled legal precedent on which to base a definitive opinion as to whether we would ultimately prevail, we considered the outcome of these disputes to be uncertain. Since it was not more likely than not that we would prevail, in 2012 we recorded an initial reserve in the amount of $44.5 million (at December 31, 2012 exchange rates) in consideration of this contingency, of which $43.3 million was recorded as an adjustment to the purchase price, and which included the 2007-2012 tax years plus penalties and interest through December 2012. Between the time we recorded this initial reserve and June 13, 2025, we adjusted the reserve for various developments affecting the contingency, and on that date, we had reserved $20.5 million in tax, penalties, and interest (at June 13, 2025 exchange rates and reported in "Other non-current liabilities").

While the judicial appeals were pending, in January 2025, the Attorney General's Office of the Brazilian National Treasury ("Brazilian Treasury") offered an amnesty program in which it agreed to dismiss with prejudice any pending goodwill cases in exchange for the payment of at least 35 percent of the outstanding assessment principal, interest, and legal fees on or before June 30, 2025. After considering this offer and to avoid further expense and uncertainty, ACCO Brazil decided to participate in the amnesty program. In June 2025, the Brazilian Treasury accepted ACCO Brazil's intent to participate in the amnesty program. The total amount of the settlement under this program was determined to be $7.4 million. The Company paid an initial installment of $2.0 million on June 30, 2025, and under the terms of the settlement, the remaining $5.4 million will be paid in monthly installments, including interest, through June 2026. Upon completion of these payments, the pending cases will be dismissed with prejudice, thereby resolving the matter.

13. Earnings per Share

Total outstanding shares as of December 31, 2025, 2024 and 2023 were 90.1 million, 92.9 million and 94.9 million, respectively. Under our stock repurchase authorization, for the years ended December 31, 2025, and 2024 there were 3.2 million and 2.9 million shares repurchased and retired, respectively. For the year ended December 31, 2023, we did not repurchase any shares. For the years ended December 31, 2025, 2024 and 2023, we acquired 0.2 million, 0.4 million, and 0.3 million shares, respectively, related to tax withholding in connection with stock-based compensation.

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

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Our weighted-average shares outstanding for the years ended December 31, 2025, 2024 and 2023 were as follows:

	Year Ended December 31,
(in millions except per share data)	2025	2024	2023
Net income (loss)	$41.3	$(101.6)	$(21.8)
Determination of shares:
Weighted-average number of common shares outstanding	92.1	95.6	95.3
Shares issuable on exercise of stock awards, net of shares assumed to be purchased out of proceeds at average market price	1.9	—	—
Average common shares outstanding for fully diluted computation(1)	94.0	95.6	95.3

Per share:
Basic income (loss) per share	$0.45	$(1.06)	$(0.23)
Diluted income (loss) per share	$0.44	$(1.06)	$(0.23)
Shares outstanding as of December 31,	90.1	92.9	94.9

(1)
Due to the net loss during the twelve months ended December 31, 2024 and 2023, diluted earnings per share are the same as basic earnings per share.

Awards of potentially dilutive shares of common stock, which have exercise prices that were higher than the average market price during the period, are not included in the computation of dilutive earnings per share as their effect would have been anti-dilutive. For the years ended December 31, 2025, 2024 and 2023, the number of anti-dilutive shares were approximately 10.4 million, 10.1 million, and 9.9 million, respectively.

14. Derivative Financial Instruments

We are exposed to various market risks, including changes in foreign currency exchange rates and interest rate changes. We enter into financial instruments to manage and reduce the impact of these risks, not for trading or speculative purposes. The counterparties to these financial instruments are major financial institutions. We continually monitor our foreign currency exposures in order to maximize the overall effectiveness of our foreign currency hedge positions. Principal currencies hedged against the U.S. dollar include the Euro, Australian dollar, Canadian dollar, Swedish krona, British pound, and Japanese yen. We are subject to credit risk, which relates to the ability of counterparties to meet their contractual payment obligations or the potential non-performance by counterparties to financial instrument contracts. Management continues to monitor the status of our counterparties and will take action, as appropriate, to further manage our counterparty credit risk. There are no credit contingency features in our derivative financial instruments.

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

Forward currency contracts are used to hedge foreign denominated inventory purchases for Europe, Australia, Canada, Japan, and New Zealand, and are designated as cash flow hedges. Unrealized gains and losses on these contracts are deferred in AOCI until the contracts are settled and the underlying hedged transactions relating to inventory purchases are recognized, at

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

which time the deferred gains or losses will be reported in the "Cost of products sold" line in the Consolidated Statements of Income. As of December 31, 2025 and 2024, we had cash flow foreign exchange contracts outstanding with a U.S. dollar equivalent notional value of $101.5 million and $76.9 million, respectively, which were designated as hedges.

Forward currency contracts used to hedge foreign denominated intercompany loans are not designated as hedging instruments. Gains and losses on these derivative instruments are recognized within "Other expense (income), net" in the Consolidated Statements of Income and are largely offset by the change in the current translated value of the hedged item. The periods of the forward foreign exchange contracts correspond to the periods of the hedged transactions, with some relating to intercompany loans which extend beyond December 2026. As of December 31, 2025 and 2024, we had foreign exchange contracts outstanding with a U.S. dollar equivalent notional value of $38.7 million and $73.6 million, respectively, which were not designated as hedges.

The following table summarizes the fair value of our derivative financial instruments as of December 31, 2025, and 2024:

	Fair Value of Derivative Instruments
	Derivative Assets			Derivative Liabilities
(in millions)	Balance Sheet Location	December 31, 2025	December 31, 2024	Balance Sheet Location	December 31, 2025	December 31, 2024
Derivatives designated as hedging instruments:
Foreign exchange contracts	Other current assets	$0.3	$4.0	Other current liabilities	$1.2	$—
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current assets	0.3	0.3	Other current liabilities	—	0.3
Foreign exchange contracts	Other non-current assets	—	9.0	Other non-current liabilities	—	9.0
Total derivatives		$0.6	$13.3		$1.2	$9.3

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The following tables summarize the pre-tax effect of the Company’s derivative financial instruments on the Consolidated Statements of Income for the years ended December 31, 2025, 2024 and 2023:

	The Effect of Derivative Instruments in Cash Flow Hedging Relationships on the Consolidated Financial Statements
	Amount of Gain (Loss) Recognized in AOCI (Effective Portion)			Location of (Gain) Loss Reclassified from AOCI to Income	Amount of (Gain) Loss Reclassified from AOCI to Income (Effective Portion)
	Year Ended December 31,				Year Ended December 31,
(in millions)	2025	2024	2023		2025	2024	2023
Cash flow hedges:
Foreign exchange contracts	$(5.0)	$5.1	$0.4	Cost of products sold	$1.1	$(1.3)	$(2.8)

	The Effect of Derivatives Not Designated as Hedging Instruments on the Consolidated Financial Statements
	Location of (Gain) Loss Recognized in Income on Derivatives	Amount of (Gain) Loss Recognized in Income
		Year Ended December 31,
(in millions)		2025	2024	2023
Foreign exchange contracts	Other expense (income), net	$0.4	$(4.5)	$0.1

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

We have determined that our financial assets and liabilities described in "Note 14. Derivative Financial Instruments" are Level 2 in the fair value hierarchy. The following table sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2025, and 2024:

(in millions)	December 31, 2025	December 31, 2024
Assets:
Forward currency contracts	$0.6	$13.3
Liabilities:
Forward currency contracts	$1.2	$9.3

Our forward currency contracts are included in "Other current assets," "Other current liabilities," "Other non-current assets," or "Other non-current liabilities." The forward foreign currency exchange contracts are primarily valued based on the foreign

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

currency spot and forward rates quoted by banks or foreign currency dealers. As such, these derivative instruments are classified within Level 2.

The fair values of cash and cash equivalents, notes payable to banks, accounts receivable and accounts payable approximate carrying amounts due principally to their short maturities. The carrying amount of total debt was $840.9 million and $839.7 million, and the estimated fair value of total debt was $799.2 million and $789.4 million, each as of December 31, 2025, and 2024, respectively. The fair values are determined from quoted market prices, where available, and from using current interest rates based on credit ratings and the remaining terms of maturity.

Non-recurring Fair Value Measurements

On a non-recurring basis, we remeasure the fair value of the goodwill of our reporting units and of our trade name indefinite-lived intangibles if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. The fair value of our reporting units and trade names are considered Level 3 measurements. Level 3 measurements require significant unobservable inputs that are reflected in our assumptions. See "Note 10. Goodwill and Identifiable Intangible Assets" for more information.

16. Accumulated Other Comprehensive Income (Loss)

AOCI is defined as net income (loss) and other changes in stockholders’ equity from transactions and other events from sources other than stockholders. The components of, and changes in, AOCI were as follows:

(in millions)	Derivative Financial Instruments	Foreign Currency Adjustments	Unrecognized Pension and Other Post-retirement Benefit Costs	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2023	$(0.7)	$(349.8)	$(175.8)	$(526.3)
Other comprehensive income (loss) before reclassifications, net of tax	3.6	(66.1)	9.1	(53.4)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(0.8)	—	8.4	7.6
Balance at December 31, 2024	$2.1	$(415.9)	$(158.3)	$(572.1)
Other comprehensive income (loss) before reclassifications, net of tax	(3.6)	56.5	(9.4)	43.5
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	0.8	—	5.2	6.0
Balance at December 31, 2025	$(0.7)	$(359.4)	$(162.5)	$(522.6)

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The reclassifications out of AOCI for the years ended December 31, 2025, 2024 and 2023 were as follows:

	Year Ended December 31,
(in millions)	2025	2024	2023

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)			Location on Income Statement
Gain (loss) on cash flow hedges:
Foreign exchange contracts	$(1.1)	$1.3	$2.8	Cost of products sold
Tax benefit (expense)	0.3	(0.5)	(0.8)	Income tax expense
Net of tax	$(0.8)	$0.8	$2.0
Defined benefit plan items:
Amortization of net actuarial loss(1)	$(6.6)	$(11.1)	$(5.9)
Amortization of prior service cost(1)	(0.3)	(0.3)	(0.3)
Total before tax	(6.9)	(11.4)	(6.2)
Tax benefit	1.7	3.0	0.7	Income tax expense
Net of tax	$(5.2)	$(8.4)	$(5.5)

Total reclassifications for the period, net of tax	$(6.0)	$(7.6)	$(3.5)

(1)
These AOCI components are included in the computation of net periodic benefit (income) cost for pension and post-retirement plans (See "Note 6. Pension and Other Retiree Benefits" for additional details).

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

As of December 31, 2024, there was $2.9 million of unearned revenue associated with outstanding service or extended maintenance agreements ("EMAs"), primarily reported in "Other current liabilities." During the year ended December 31, 2025, $2.5 million of the unearned revenue was earned and recognized. As of December 31, 2025, the amount of unearned revenue from EMAs was $2.5 million. We expect to earn and recognize approximately $2.1 million of the unearned amount in the next 12 months and $0.4 million in periods beyond the next 12 months.

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The following tables present our net sales disaggregated by regional geography(1), based upon our operating segments for the years ended December 31, 2025, 2024 and 2023, and our net sales disaggregated by the timing of revenue recognition for the years ended December 31, 2025, 2024 and 2023:

(in millions)	2025	2024	2023
United States	$647.3	$719.7	$796.2
Canada	77.8	88.0	95.0
Latin America	169.3	192.2	244.5
ACCO Brands Americas	894.4	999.9	1,135.7

EMEA(1)	482.0	521.8	547.2
Australia/N.Z.	115.9	112.3	118.5
Asia	32.4	32.2	31.4
ACCO Brands International	630.3	666.3	697.1
Net sales(2)	$1,524.7	$1,666.2	$1,832.8

(1)
ACCO Brands EMEA is comprised largely of Europe, but also includes export sales to the Middle East and Africa.
(2)
Net sales are attributed to geographic areas based on the location of the selling subsidiaries.

(in millions)	2025	2024	2023
Product and services transferred at a point in time	$1,493.5	$1,629.7	$1,794.1
Product and services transferred over time	31.2	36.5	38.7
Net sales	$1,524.7	$1,666.2	$1,832.8

18. Information on Operating Segments

The Company has two operating segments based in different geographic regions: Americas and International. Each operating segment designs, markets, sources, manufactures and sells recognized consumer, technology, and business branded products used in schools, homes, and at work. Product designs are tailored to end-user preferences in each geographic region, and where possible, leverage common engineering, design, and sourcing.

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

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The Company's two operating segments are as follows:

Operating Segment	Geography	Primary Brands	Primary Products
ACCO Brands Americas	United States, Canada and Latin America	AT-A-GLANCE®, Barrilito®, Five Star®, Foroni®, GBC®, Hilroy®, Kensington®, Mead®, PowerA®, Quartet®, Swingline® and Tilibra®	Note taking products, gaming and computer accessories; planners; workspace machines, tools and essentials and dry erase boards and accessories.

ACCO Brands International	EMEA, Australia/N.Z., and Asia	Artline®*, Buro®, Derwent®, Esselte®, Franken®, GBC®, Kensington®, Leitz®, Marbig®, NOBO®, PowerA®, Rapid®, Rexel® and Spirax® *Australia/N.Z. only

Filing and organization products; workspace machines, tools and essentials; gaming and computer accessories; dry erase boards and accessories; ergonomic products; seating; and writing and art products.

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

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The operating results regularly provided to the CODM for our operating segments for the years ended December 31, 2025, 2024 and 2023 were as follows:

	For The Year Ended December 31, 2025			For The Year Ended December 31, 2024
	ACCO Brands Americas	ACCO Brands International	Total	ACCO Brands Americas	ACCO Brands International	Total
Net Sales	$894.4	$630.3	$1,524.7	$999.9	$666.3	$1,666.2
Cost of products sold	598.3	426.4	1,024.7	666.0	444.8	1,110.8
Gross profit	296.1	203.9	500.0	333.9	221.5	555.4

Sales and marketing expenses(1)	108.8	92.0	200.8	115.2	91.5	206.7
Administrative expenses(2)	58.1	48.0	106.1	64.9	51.9	116.8
Restructuring	7.7	14.1	21.8	6.5	6.9	13.4
Gain on the disposal of assets	(5.7)	(1.1)	(6.8)	—	—	—
Impairment of goodwill and intangible assets	—	—	—	165.2	—	165.2
All other(3)	29.5	16.7	46.2	27.6	17.1	44.7
Segment operating income (loss)	97.7	34.2	131.9	(45.5)	54.1	8.6
Corporate expense			39.6			45.6
Total consolidated operating income (loss)			92.3			(37.0)
Interest expense, net			36.4			45.1
Non-operating pension expense			2.5			6.1
Other expense (income)			4.3			(0.9)
Income (loss) before income tax			$49.1			$(87.3)

	For The Year Ended December 31, 2023
	ACCO Brands Americas	ACCO Brands International	Total
Net Sales	$1,135.7	$697.1	$1,832.8
Cost of products sold	761.7	472.8	1,234.5
Gross profit	374.0	224.3	598.3

Sales and marketing expenses(1)	123.7	94.2	217.9
Administrative expenses(2)	75.2	52.3	127.5
Restructuring	16.7	9.9	26.6
Impairment of goodwill and intangible assets	89.5	—	89.5
All other(3)	25.0	18.3	43.3
Segment operating income	43.9	49.6	93.5
Corporate expense			48.8
Total consolidated operating income			44.7
Interest expense, net			51.5
Non-operating pension expense			1.8
Other expense, net			4.5
Loss before income tax			$(13.1)

(1)
Sales and Marketing consists primarily of advertising, marketing, selling, customer service expenses, and research and development.
(2)
Admin expense consists primarily of executive, finance, information technology and human resources expenses.
(3)
All other expense primarily consists of amortization of intangibles.

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The following table presents the measure of operating segment assets used by the Company’s CODM as of December 31, 2025, and 2024:

(in millions)	2025	2024
ACCO Brands Americas	$445.9	$418.0
ACCO Brands International	202.9	201.3
Total segment assets(4)	648.8	619.3
Goodwill	478.5	446.4
Identifiable intangibles, net	696.9	709.6
Property, plant and equipment, net	138.8	137.5
Unallocated assets(5)	290.0	315.6
Total assets	$2,253.0	$2,228.4

(4)
Segment assets represent assets that are regularly provided to the CODM and consist of accounts receivable less allowances and inventory.
(5)
Unallocated assets consist primarily of cash, deferred taxes, derivatives, prepaid pension assets, prepaid debt issuance costs, and right of use asset, leases.

Property, plant and equipment, net by operating segment as of December 31, 2025, and 2024 was as follows:

(in millions)	2025	2024
U.S.	$48.5	$51.1
Canada	0.8	0.9
Latin America	24.2	22.7
ACCO Brands Americas	73.5	74.7

ACCO Brands EMEA	55.8	53.5
Australia/N.Z.	8.9	8.7
Asia-Pacific	0.6	0.6
ACCO Brands International	65.3	62.8
Property, plant and equipment, net	$138.8	$137.5

Capital spend by operating segment for the years ended December 31, 2025, 2024 and 2023 was as follows:

(in millions)	2025	2024	2023
ACCO Brands Americas	$13.4	$10.2	$7.7
ACCO Brands International	6.1	6.8	7.6
Total capital spend	$19.5	$17.0	$15.3

Depreciation expense by operating segment for the years ended December 31, 2025, 2024 and 2023 was as follows:

(in millions)	2025	2024	2023
ACCO Brands Americas	$17.4	$19.2	$20.4
ACCO Brands International	9.2	9.2	12.3
Total depreciation	$26.6	$28.4	$32.7

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Top Customers

Net sales to our five largest customers totaled $484.7 million, $532.9 million and $609.0 million for the years ended December 31, 2025, 2024 and 2023, respectively. For the year ended December 31, 2025, net sales to Amazon, our largest customer, were $158.1 million (10 percent). Except as disclosed, no other customer represented more than 10 percent of net sales in any of the last three years.

As of December 31, 2025 and 2024, our top five trade accounts receivable totaled $117.0 million and $116.3 million, respectively.

19. Commitments and Contingencies

Brazil Tax Assessments

In connection with our May 1, 2012, acquisition of the Mead C&OP business, we assumed all of the tax liabilities for the acquired foreign operations including ACCO Brazil. In June 2025, we agreed with the Brazilian Treasury to settle the Brazil Tax Assessments pursuant to an amnesty program. For further information, see "Note 12. Income Taxes - Brazil Tax Assessments".

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

It is the opinion of management that the ultimate resolution of currently outstanding matters will not have a material adverse effect on our financial condition, results of operations, or cash flow. However, there is no assurance that we will ultimately be successful in our defense of any of these matters or that an adverse outcome in any matter will not affect our results of operations, financial condition, or cash flow. Further, future claims, lawsuits, and legal proceedings could materially and adversely affect our business, reputation, results of operations, and financial condition.

Unconditional Purchase Commitments

Future minimum payments under unconditional purchase commitments as of December 31, 2025 were as follows:

(in millions)
2026	$107.0
2027	5.6
2028	4.3
2029 and thereafter	—
Total unconditional purchase commitments(1)	$116.9

(1)
Unconditional purchase commitments primarily consist of non-cancelable purchase orders for raw materials and finished goods and contracts.

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

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation under the supervision of our Chief Executive Officer and Chief Financial Officer, and with the participation of our Disclosure Committee, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2025.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8. of this report.

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2025, no director or officer of the Company who is required to file reports under Section 16 of the Exchange Act informed us that he or she adopted, materially modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required under this Item with respect to the executive officers of the Company is incorporated by reference to "Item 1. Business" of this Form 10-K. Except as provided below, all other information required by this Item will be contained in the Company’s 2026 Definitive Proxy Statement, which is expected to be filed with the SEC prior to March 27, 2026, and is incorporated herein by reference.

Code of Conduct

The Company maintains a code of conduct as required by the listing standards of the New York Stock Exchange ("NYSE") and rules of the SEC. This code applies to all of the Company’s directors, officers, and employees. The code of conduct is published and available at the Governance section of the Company’s internet website at www.accobrands.com. The Company will post on its website any amendments to, or waivers from, our code of conduct applicable to any of its directors or executive officers. The foregoing information will be available in print to any stockholder who requests such information from ACCO Brands Corporation, Four Corporate Drive, Lake Zurich, IL 60047, Attn: Office of the General Counsel.

Insider Trading

The Company maintains Insider Trading Compliance Policy and Procedures governing the purchase, sale, and other dispositions of its securities by directors, officers, and employees that is reasonably designed to promote compliance with insider trading laws, rules and regulations and NYSE listing standards. The Insider Trading Compliance Policy and Procedures is filed as Exhibit 19 to this Annual Report Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Information required under this Item will be contained in the Company’s 2026 Definitive Proxy Statement, which is expected to be filed with the SEC prior to March 27, 2026, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table gives information, as of December 31, 2025, about our common stock that may be issued upon the exercise of options and other equity awards under all compensation plans under which equity securities are reserved for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	5,028,188	$8.48	3,226,570	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	5,028,188	$8.48	3,226,570	(1)

(1)
These are shares available for grant as of December 31, 2025 under the 2022 ACCO Brands Corporation Incentive Plan, as amended (the "Plan"), pursuant to which the Compensation and Human Capital Committee of the Board of Directors or the Board of Directors may make various stock-based awards, including grants of stock options, stock-settled appreciation rights, restricted stock, restricted stock units, and performance stock units. In addition to these shares, shares covered by outstanding awards under the Plan that were forfeited or otherwise terminated may become available for grant under the Plan and, to the extent such shares have become available as of December 31, 2025, they are included in the table as available for grant.

Other information required under this Item will be contained in the Company’s 2026 Definitive Proxy Statement, which is expected to be filed with the SEC prior to March 27, 2026, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required under this Item will be contained in the Company’s 2026 Definitive Proxy Statement, which is expected to be filed with the SEC prior to March 27, 2026, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required under this Item will be contained in the Company’s 2026 Definitive Proxy Statement, which is expected to be filed with the SEC prior to March 27, 2026, and is incorporated herein by reference.

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
All Financial Statements

The following consolidated financial statements of the Company and its subsidiaries are filed as part of this report under Part II, Item 8. - Financial Statements and Supplementary Data:

ii.
Financial Statement Schedule:

Schedule II - Valuation and Qualifying Accounts and Reserves for each of the years ended December 31, 2025, 2024 and 2023.

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

10.9

Eighth Amendment to Third Amended and Restated Credit Agreement, dated as of July 29, 2025, among the Company, certain subsidiaries of the Company, Bank of America, N.A., as administrative agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2025 (File No. 001-08454))

Executive Compensation Plans and Management Contracts

10.10	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to ACCO Brands Corporation's Current Report on Form 8-K filed with the SEC on December 24, 2008 (File No. 001-08454))

10.11

Amended and Restated ACCO Brands Deferred Compensation Plan for Non-Employee Directors, effective December 14, 2009 (incorporated by reference to Exhibit 10.41 to ACCO Brands Corporation's Annual Report on Form 10-K filed with the SEC on February 26, 2010 (File No. 001-089454))

10.12

2011 Amended and Restated ACCO Brands Corporation Incentive Plan (incorporated by reference to Exhibit 10.1 to ACCO Brands Corporation's Current Report on Form 8-K filed with the SEC on May 20, 2011 (File No. 001-08454))

10.13

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

10.32

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

10.35

Offer Letter dated as of February 17, 2022 between ACCO Brands Corporation and Deborah A. O'Connor (incorporated by reference to Exhibit 10.33 to ACCO Brands Corporation's Annual Report on Form 10-K filed with the SEC on February 24, 2023 (File No. 001-08454))

10.36	2022 ACCO Brands Corporation Incentive Plan (incorporated by reference to Exhibit 99 to the Company’s Registration Statement on Form S-8 filed with the SEC on May 17, 2022)

10.37

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

10.41	First Amendment to 2022 ACCO Brands Corporation Incentive Plan (incorporated by reference to Exhibit 10.1 to ACCO Brands Corporation’s Form 8-K filed with the SEC on May 19, 2023 (File No. 001-08454))

10.42

Employment Contract, dated January 29, 2024, between Mr. Cezary Monko and Esselte Polska Sp. z o o. (incorporated by reference to Exhibit 10.1 to ACCO Brands Corporation’s Form 8-K filed with the SEC on January 30, 2024 (File No. 001-08454))

10.43

Transition Agreement, effective as of January 27, 2025, between ACCO Brands Corporation and Pamela Schneider (incorporated by reference to Exhibit 10.1 to ACCO Brands Corporation’s Form 10-Q filed with the SEC on May 2, 2025 (File No. 001-08454))

10.44	Second Amendment to 2022 ACCO Brands Corporation Incentive Plan (incorporated by reference to Exhibit 99.2 to the Company's Registration Statement on Form S-8 filed with the SEC on May 20, 2025)

Other Exhibits

19

ACCO Brands Corporation Insider Trading Compliance Policy and Procedures (incorporated by reference to Exhibit 19 to ACCO Brands Corporation's Annual Report on Form 10-K filed with the SEC on February 23, 2024 (File No. 001-08454))

21.1	Subsidiaries of the Registrant*

EXHIBIT INDEX

Number	Description of Exhibit

23.1	Consent of KPMG LLP*

24.1	Power of attorney*

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

97

ACCO Brands Corporation Recoupment or Forfeiture of Incentive Payments Policy (incorporated by reference to Exhibit 97 to ACCO Brands Corporation's Annual Report on Form 10-K filed with the SEC on February 23, 2024 (File No. 001-08454))

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

March 9, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas W. Tedford	President and Chief Executive Officer, Director (principal executive officer)	March 9, 2026
Thomas W. Tedford

/s/ Deborah A. O'Connor	Executive Vice President and Chief Financial Officer (principal financial officer)	March 9, 2026
Deborah A. O'Connor

/s/ James M. Dudek, Jr.	Senior Vice President, Corporate Controller and Chief Accounting Officer (principal accounting officer)	March 9, 2026
James M. Dudek, Jr.

/s/ Joseph B. Burton*	Director	March 9, 2026
Joseph B. Burton

/s/ Kathleen S. Dvorak*	Director	March 9, 2026
Kathleen S. Dvorak

/s/ Pradeep Jotwani*	Director	March 9, 2026
Pradeep Jotwani

Signature	Title	Date

/s/ Robert J. Keller*	Director	March 9, 2026
Robert J. Keller

/s/ Ron Lombardi*	Director	March 9, 2026
Ron Lombardi

/s/ Graciela Monteagudo*	Director	March 9, 2026
Graciela Monteagudo

/s/ E. Mark Rajkowski*	Director	March 9, 2026
E. Mark Rajkowski

/s/ Elizabeth A. Simermeyer*	Director	March 9, 2026
Elizabeth A. Simermeyer

/s/ Deborah A. O'Connor
* Deborah A. O'Connor as Attorney-in-Fact

ACCO Brands Corporation

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

SCHEDULE II

Allowances for Doubtful Accounts

Changes in the allowances for doubtful accounts were as follows:

	Year Ended December 31,
(in millions)	2025	2024	2023
Balance at beginning of year	$6.7	$9.3	$9.1
Additions charged to expense	3.6	0.7	1.3
Deductions - write offs	(3.9)	(2.2)	(1.6)
Foreign exchange changes	0.5	(1.1)	0.5
Balance at end of year	$6.9	$6.7	$9.3

Allowances for Sales Discounts and Other Credits

Changes in the allowances for sales discounts and returns were as follows:

	Year Ended December 31,
(in millions)	2025	2024	2023
Balance at beginning of year	$7.9	$11.6	$15.6
Additions charged to expense	8.7	5.2	8.1
Deductions	(6.7)	(8.8)	(11.8)
Foreign exchange changes	—	(0.1)	(0.3)
Balance at end of year	$9.9	$7.9	$11.6

Allowances for Cash Discounts

Changes in the allowances for cash discounts were as follows:

	Year Ended December 31,
(in millions)	2025	2024	2023
Balance at beginning of year	$1.6	$2.0	$1.9
Additions charged to expense	17.2	18.4	20.7
Deductions - discounts taken	(17.0)	(18.7)	(20.7)
Foreign exchange changes	—	(0.1)	0.1
Balance at end of year	$1.8	$1.6	$2.0

Warranty Reserves

Changes in the reserve for warranty claims were as follows:

	Year Ended December 31,
(in millions)	2025	2024	2023
Balance at beginning of year	$4.9	$6.0	$6.4
Provision for warranties issued	2.6	2.8	3.8
Deductions - settlements made (in cash or in kind)	(3.5)	(3.6)	(4.5)
Foreign exchange changes	0.5	(0.3)	0.3
Balance at end of year	$4.5	$4.9	$6.0

ACCO Brands Corporation

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

SCHEDULE II (Continued)

Income Tax Valuation Allowance

Changes in the deferred tax valuation allowances were as follows:

	Year Ended December 31,
(in millions)	2025	2024	2023
Balance at beginning of year	$60.3	$59.2	$51.9
Net increase to valuation allowance - expense	3.3	2.4	5.4
Foreign exchange changes	4.3	(1.3)	1.9
Balance at end of year	$67.9	$60.3	$59.2

Valuation and qualifying accounts and reserves fluctuate with company operating performance.

See accompanying report of independent registered public accounting firm.