Form 10-Q
period 2026-03-31
ACCO BRANDS Corp
filed 2026-05-01
CIK 712034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2026

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

As of April 24, 2026, the registrant had outstanding 92,257,794 shares of Common Stock.

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

Some of the factors that could affect our results or cause our plans, actions and results to differ materially from those expressed in the forward-looking statements contained in this Quarterly Report on Form 10-Q are detailed in "Part I, Item 1. Business" and "Part I, Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2025, as well as in "Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations" of this Quarterly Report on Form 10-Q and from time to time in our other Securities and Exchange Commission (the "SEC") filings.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACCO Brands Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2026	December 31, 2025
(in millions)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$118.9	$64.4
Accounts receivable, net	277.6	359.7
Inventories	356.0	289.1
Other current assets	45.0	37.1
Total current assets	797.5	750.3
Total property, plant and equipment	549.7	528.4
Less: accumulated depreciation	(411.2)	(389.6)
Property, plant and equipment, net	138.5	138.8
Right of use asset, leases	75.5	78.0
Deferred income taxes	92.8	92.8
Goodwill	472.7	478.5
Identifiable intangibles, net	683.0	696.9
Other non-current assets	21.9	17.7
Total assets	$2,281.9	$2,253.0
Liabilities and Stockholders' Equity
Current liabilities:
Notes payable	$23.6	$—
Current portion of long-term debt	25.7	30.8
Accounts payable	184.2	186.7
Accrued compensation	34.3	30.1
Accrued customer program liabilities	55.2	77.1
Lease liabilities	21.3	20.5
Other current liabilities	106.0	120.1
Total current liabilities	450.3	465.3
Long-term debt, net	848.0	806.0
Long-term lease liabilities	60.1	63.5
Deferred income taxes	104.9	108.8
Pension and post-retirement benefit obligations	111.8	117.5
Other non-current liabilities	26.6	27.3
Total liabilities	1,601.7	1,588.4
Stockholders' equity:
Common stock	1.0	1.0
Treasury stock	(51.3)	(47.9)
Paid-in capital	1,914.2	1,909.4
Accumulated other comprehensive loss	(520.0)	(522.6)
Accumulated deficit	(663.7)	(675.3)
Total stockholders' equity	680.2	664.6
Total liabilities and stockholders' equity	$2,281.9	$2,253.0

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries

Consolidated Statements of Income (Loss)

(Unaudited)

	Three Months Ended March 31,
(in millions, except per share data)	2026	2025
Net sales	$343.7	$317.4
Cost of products sold	236.9	217.8
Gross profit	106.8	99.6
Operating costs and expenses:
Selling, general and administrative expenses	99.1	92.7
Amortization of intangibles	11.4	11.3
Restructuring	6.7	2.3
Total operating costs and expenses	117.2	106.3
Operating loss	(10.4)	(6.7)
Non-operating expense (income):
Interest expense	10.8	10.8
Interest income	(1.5)	(1.9)
Non-operating pension (income) expense	(0.1)	0.5
Bargain purchase gain	(37.6)	—
Other expense, net	3.1	0.4
Income (loss) before income tax	14.9	(16.5)
Income tax benefit	(4.5)	(3.3)
Net income (loss)	$19.4	$(13.2)

Per share:
Basic income (loss) per share	$0.21	$(0.14)
Diluted income (loss) per share	$0.20	$(0.14)

Weighted average number of shares outstanding:
Basic	92.6	93.3
Diluted	95.5	93.3

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
(in millions)	2026	2025
Net income (loss)	$19.4	$(13.2)
Other comprehensive income net of tax:
Unrealized gain (loss) on derivative instruments, net of tax (expense) benefit of $(0.6) and $0.7, respectively	1.5	(1.9)
Foreign currency translation adjustments, net of tax expense of zero and $(0.4), respectively	(2.8)	31.4
Recognition of deferred pension and other post-retirement items, net of tax (expense) benefit of $(0.6) and $0.7, respectively	3.9	(1.5)
Other comprehensive income net of tax:	2.6	28.0

Comprehensive income	$22.0	$14.8

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(in millions)	2026	2025
Operating activities
Net income (loss)	$19.4	$(13.2)
Depreciation	5.4	6.7
Amortization of debt issuance costs	0.5	0.5
Amortization of intangibles	11.4	11.3
Stock-based compensation	4.4	7.8
Bargain purchase gain	(37.6)	—
Changes in operating assets and liabilities:
Accounts receivable	106.6	107.0
Inventories	(36.5)	(35.9)
Other assets	(0.1)	(4.8)
Accounts payable	(12.4)	1.8
Accrued expenses and other liabilities	(46.2)	(69.7)
Accrued income taxes	(11.4)	(6.0)
Net cash provided by operating activities	3.5	5.5
Investing activities
Additions to property, plant and equipment	(2.1)	(2.2)
Cost of acquisitions, net of cash acquired	(1.1)	(10.1)
Net cash used by investing activities	(3.2)	(12.3)
Financing activities
Proceeds from long-term borrowings	60.7	106.3
Repayments of long-term debt	(20.1)	(17.5)
Borrowings (Repayments) of notes payable, net	23.6	(2.2)
Dividends paid	(6.9)	(6.8)
Repurchases of common stock	—	(15.0)
Payments related to tax withholding for stock-based compensation	(3.4)	(0.8)
Net cash provided by financing activities	53.9	64.0
Effect of foreign exchange rate changes on cash and cash equivalents	0.3	3.3
Net increase in cash and cash equivalents	54.5	60.5
Cash and cash equivalents
Beginning of the period	$64.4	$74.1
End of the period	$118.9	$134.6
Cash paid during the year for:
Interest	$16.5	$15.9
Income taxes	$6.9	$2.7

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries

Consolidated Statement of Stockholders' Equity

(Unaudited)

						Accumulated Other
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Accumulated
(in millions)	Shares	Value	Capital	Shares	Value	Income (Loss)	Deficit	Total
Balance at December 31, 2025	95.6	$1.0	$1,909.4	5.4	$(47.9)	$(522.6)	$(675.3)	$664.6
Net income	—	—	—	—	—	—	19.4	19.4
Gain on derivative financial instruments, net of tax	—	—	—	—	—	1.5	—	1.5
Translation impact, net of tax	—	—	—	—	—	(2.8)	—	(2.8)
Pension and post-retirement adjustment, net of tax	—	—	—	—	—	3.9	—	3.9
Stock-based compensation	—	—	4.8	—	—	—	(0.4)	4.4
Common stock issued, net of shares withheld for employee taxes	3.1	—	—	1.0	(3.4)	—	—	(3.4)
Dividend equivalents on unvested awards	—	—	—	—	—	—	(0.6)	(0.6)
Dividends declared $0.075 per share	—	—	—	—	—	—	(6.9)	(6.9)
Other	—	—	—	—	—	—	0.1	0.1
Balance at March 31, 2026	98.7	$1.0	$1,914.2	6.4	$(51.3)	$(520.0)	$(663.7)	$680.2

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

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

As used in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, the terms "ACCO Brands," "ACCO," the "Company," "we," "us," and "our" refer to ACCO Brands Corporation and its consolidated subsidiaries.

The management of ACCO Brands Corporation is responsible for the accuracy and internal consistency of the preparation of the condensed consolidated financial statements and notes contained in this Quarterly Report on Form 10-Q.

The condensed consolidated interim financial statements have been prepared pursuant to the rules and regulations of the SEC. Although the Company believes the disclosures are adequate to make the information presented not misleading, certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the U.S. ("GAAP") have been condensed or omitted pursuant to those rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

The Condensed Consolidated Balance Sheet as of March 31, 2026 and the related Consolidated Statements of Income (Loss), Consolidated Statements of Comprehensive Income, and Consolidated Statements of Stockholders' Equity for the three months ended March 31, 2026 and 2025, and the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025 are unaudited. The December 31, 2025 Condensed Consolidated Balance Sheet data was derived from audited financial statements but does not include all annual disclosures required by GAAP. The financial statements included herein were prepared by management and reflect all adjustments (consisting solely of normal recurring items unless otherwise noted) which are, in the opinion of management, necessary for the fair presentation of the results of operations and cash flows for the interim periods ended March 31, 2026 and 2025, and the financial position of the Company as of March 31, 2026. Interim results may not be indicative of results for a full year.

On January 30, 2026, we completed the acquisition of EPOS from Demant A/S ("EPOS"), a leading Danish hearing healthcare company. The results of EPOS are included in both of the Company's operating business segments as of the acquisition date. See "Note 3. Acquisitions" for further details.

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

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Recently Adopted Accounting Standards

There were no accounting standards that were adopted in the first three months of 2026 that had a material effect on the Company’s financial condition, results of operations or cash flow.

3. Acquisitions

Buro Acquisition

On February 28, 2025, we completed the acquisition (the "Buro Acquisition") of the business of Buro Seating Limited Partnership ("Buro"). Buro is a wholesaler of ergonomic seating in Australia and New Zealand and is included in the Company’s International operating segment. The Buro Acquisition extends our presence in Australia and New Zealand into a new product category. The purchase price paid at closing was AU$16.3 million (US$10.1 million, based on February 28, 2025 exchange rates). A portion of the purchase price (AU$2.2 million or US$1.3 million based on February 28, 2025 exchange rates) is being held in an escrow account for a period of up to 2 years after closing in the event of any claims against the seller under the purchase agreement. The fair value of assets acquired, and liabilities assumed has been finalized. The Buro Acquisition was accounted for as a business combination and Buro's results are included in the Company's condensed consolidated financial statements as of February 28, 2025.

Pro forma financial information is not presented due to immateriality.

EPOS Acquisition

On January 30, 2026, we completed the acquisition of EPOS from Demant A/S, a leading Danish hearing healthcare company. Based in Copenhagen, Denmark, EPOS provides a comprehensive range of premium enterprise wired and wireless headsets, and other audio solutions, that build on over a century of research in psychoacoustics. The EPOS product line is designed to reduce listening fatigue, improve voice clarity and support cognitive performance. EPOS complements our global computer accessories portfolio and expands on our strategy into growing technology peripherals. For accounting purposes, the Company is the acquiring enterprise. The EPOS acquisition is being accounted for as a purchase business combination and the results of EPOS are included in both of the Company's operating business segments in our consolidated financial statements as of the acquisition date.

The purchase price paid at closing was €6.5 million (US$7.8 million, based on January 30, 2026 exchange rates), plus up to an additional €3.0 million (US$3.6 million based on January 30, 2026 exchange rates) in contingent purchase price consideration. The purchase price, net of cash acquired of $6.7 million, was $1.1 million, which was less than the fair value of the identifiable net assets acquired. As a result, the Company recorded a preliminary bargain purchase gain of $37.6 million, which was included in Non-operating expense (income) in the Consolidated Statements of Income (Loss) for the three months ended March 31, 2026. The preliminary bargain purchase gain resulted from acquiring the business at a purchase price below the estimated fair value of the identifiable net assets acquired. The Company purchased EPOS at a significant discount as the business was operating at a consolidated loss globally. We have the infrastructure to achieve cost synergies with the integration of EPOS into our existing businesses. The Company is continuing to obtain information necessary to finalize the valuation of certain assets and liabilities, including intangible assets. Acquisition related costs for the three months ended March 31, 2026, were $0.6 million and were reported in Other expense, net in the Company's Consolidated Statements of Income (Loss).

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the allocation of the consideration given to the estimated fair values of the assets acquired and liabilities assumed at the date of the EPOS acquisition:

(in millions)	At January 30, 2026
Cash consideration	$7.8
Less cash acquired	6.7
Net purchase price	$1.1

Fair value of contingent consideration	$3.6

Plus fair value of liabilities assumed:
Accounts payable	7.8
Accrued liabilities	13.2
Non-current deferred tax liabilities	0.9
Fair value of liabilities assumed	$21.9

Less fair value of assets acquired:
Accounts receivable	20.6
Inventory	31.3
Property and equipment	2.3
Non-current deferred tax assets	2.3
Other assets	8.1
Fair value of assets acquired	$64.6
Net assets acquired	$42.7
Currency translation	0.4
Bargain purchase gain	$37.6

Pro forma financial information is not presented due to immateriality.

4. Long-term Debt and Short-term Borrowings

Notes payable and long-term debt, listed in order of the priority of security interests in assets of the Company, consisted of the following as of March 31, 2026 and December 31, 2025:

(in millions)	March 31, 2026	December 31, 2025
Euro Senior Secured Term Loan A, due October 2029 (floating interest rate of 4.38% at March 31, 2026 and 4.27% at December 31, 2025)	$97.1	$101.3
Euro Dollar Senior Secured Revolving Credit Facility, due October 2029 (floating interest rate of 4.27% at March 31, 2026 and 4.27% at December 31, 2025)	92.9	106.9
U.S. Dollar Senior Secured Revolving Credit Facility, due October 2029 (floating interest rate of 5.98% at March 31, 2026 and 6.06% at December 31, 2025)	87.1	33.6
Australian Dollar Senior Secured Revolving Credit Facility, due October 2029 (floating interest rate of 6.04% at March 31, 2026 and 6.03% at December 31, 2025)	25.3	24.1
Senior Unsecured Notes, due March 2029 (fixed interest rate of 4.25%)	575.0	575.0
Other borrowings	23.6	—
Total debt	901.0	840.9
Less:
Current portion	49.3	30.8
Debt issuance costs, unamortized	3.7	4.1
Long-term debt, net	$848.0	$806.0

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

As of March 31, 2026, the applicable rate on Euro, Australian and Canadian dollar loans was 2.25 percent and the applicable rate on Base Rate loans was 1.25 percent. Undrawn amounts under the Revolving Facility are subject to a commitment fee rate of 0.25 percent to 0.375 percent per annum, depending on the Company's Consolidated Leverage Ratio. As of March 31, 2026, the commitment fee rate was 0.375 percent. Pursuant to the July 29, 2025 amendment to the Credit Agreement, pricing is fixed at Tier 1 (>4.25x) until December 31, 2026. Debt currently outstanding under our Credit Agreement is due on October 30, 2029, with the requirement that we refinance our senior unsecured notes by September 2028.

As of March 31, 2026, there were $205.3 million in borrowings outstanding under the Revolving Facility ($17.8 million reported in "Current portion of long-term debt" and $187.5 million reported in "Long-term debt, net"), and the amount available for borrowings was $252.3 million (allowing for $9.9 million of letters of credit outstanding on that date).

As of March 31, 2026, our Consolidated Leverage Ratio was approximately 4.14 to 1.00 versus our maximum covenant of 4.75 to 1.00.

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

The components of lease expense were as follows:

	Three Months Ended March 31,
(in millions)	2026	2025
Operating lease cost	$6.7	$7.1
Sublease income	(0.9)	(0.8)
Total lease cost	$5.8	$6.3

Other information related to leases was as follows:

	Three Months Ended March 31,
(in millions, except lease term and discount rate)	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7.0	$7.4
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$2.5	$7.4

Weighted average remaining lease term:
Operating leases	5.1 years

Weighted average discount rate:
Operating leases	5.3%

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Future minimum lease payments, net of sublease income, for all non-cancelable leases as of March 31, 2026 were as follows:

Lease Commitments
(in millions)	Operating Leases
2026	$19.7
2027	20.7
2028	17.6
2029	13.8
2030	11.7
2031	4.2
Thereafter	5.3
Total minimum lease payments	93.0
Less imputed interest	11.6
Future minimum payments for leases, net of sublease rental income and imputed interest	$81.4

6. Pension and Other Retiree Benefits

The components of net periodic benefit (income) cost for pension and post-retirement plans for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
	Pension				Post-retirement
	U.S.		International
(in millions)	2026	2025	2026	2025	2026	2025
Service cost	$—	$—	$0.1	$0.2	$—	$—
Interest cost	1.8	1.9	4.6	4.5	—	—
Expected return on plan assets	(3.2)	(3.2)	(5.2)	(4.4)	—	—
Amortization of net loss (gain)	0.8	0.6	1.1	1.1	(0.1)	(0.1)
Amortization of prior service cost	—	—	0.1	—	—	—
Net periodic benefit (income) cost⁽¹⁾	$(0.6)	$(0.7)	$0.7	$1.4	$(0.1)	$(0.1)

(1)
The components of net periodic benefit (income) cost, other than service cost, are included in the line "Non-operating pension (income) expense" in the Consolidated Statements of Income (Loss).

We expect to contribute approximately $17.9 million to our defined benefit plans in 2026. For the three months ended March 31, 2026, we have contributed $5.5 million to these plans.

7. Stock-Based Compensation

The following table summarizes our stock-based compensation expense, including stock options, restricted stock units ("RSUs") and performance stock units ("PSUs"), for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(in millions)	2026	2025
Stock option compensation expense	$—	$0.1
RSU compensation expense	1.3	3.4
PSU compensation expense	3.1	4.3
Total stock-based compensation expense	$4.4	$7.8

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

We generally recognize expense for stock-based awards ratably over the vesting period. During the first quarter of 2026, stock compensation grants were made consisting of 1,824,257 RSUs and 543,440 PSUs.

The following table summarizes our unrecognized compensation expense and the weighted-average period over which the expense will be recognized as of March 31, 2026:

	March 31, 2026
(in millions, except weighted average years)	Unrecognized Compensation Expense	Weighted Average Years Expense To Be Recognized Over
RSUs	$11.2	2.4
PSUs	$3.7	1.6

8. Inventories

The components of inventories were as follows:

(in millions)	March 31, 2026	December 31, 2025
Raw materials	$54.9	$46.3
Work in process	4.3	3.7
Finished goods	296.8	239.1
Total inventories	$356.0	$289.1

9. Goodwill and Identifiable Intangible Assets

Goodwill

We test goodwill for impairment at least annually and on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. No such event or circumstance was identified during the first quarter ended March 31, 2026.

Changes in the net carrying amount of goodwill by segment were as follows:

(in millions)	ACCO Brands Americas	ACCO Brands International	Total
Balance at December 31, 2025	$254.7	$223.8	$478.5
Foreign currency translation	0.4	(6.2)	(5.8)
Balance at March 31, 2026	$255.1	$217.6	$472.7

The goodwill balance includes $530.8 million of accumulated impairment losses as of December 31, 2025 and March 31, 2026.

Identifiable Intangible Assets

We test our indefinite-lived intangible for impairment at least annually. We also test for impairment on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has occurred. No such event or circumstance was identified during the first quarter ended March 31, 2026.

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The gross carrying value and accumulated amortization by class of identifiable intangible assets as of March 31, 2026 and December 31, 2025, were as follows:

	March 31, 2026			December 31, 2025
(in millions)	Gross Carrying Amounts	Accumulated Amortization	Net Book Value	Gross Carrying Amounts	Accumulated Amortization	Net Book Value
Indefinite-lived intangible assets:
Trade name(1)	$101.2	$(44.5)	$56.7	$101.2	$(44.5)	$56.7
Amortizable intangible assets:
Trade names	656.6	(191.1)	465.5	658.9	(185.7)	473.2
Customer and contractual relationships	369.4	(262.7)	106.7	371.8	(260.4)	111.4
Vendor relationships	82.4	(29.1)	53.3	82.4	(27.7)	54.7
Patents	9.5	(8.7)	0.8	8.2	(7.3)	0.9
Subtotal	1,117.9	(491.6)	626.3	1,121.3	(481.1)	640.2
Total identifiable intangibles	$1,219.1	$(536.1)	$683.0	$1,222.5	$(525.6)	$696.9

(1)
Accumulated amortization prior to the adoption of authoritative guidance on goodwill and other intangible assets, at which time further amortization ceased.

The Company's intangible amortization expense for the three months ended March 31, 2026 and 2025, was $11.4 million and $11.3 million, respectively.

Estimated amortization expense for amortizable intangible assets, as of March 31, 2026, for the current year and the next five years is as follows:

(in millions)	2026	2027	2028	2029	2030	2031
Estimated amortization expense(2)	$44.8	$42.3	$40.1	$38.3	$37.3	$36.2

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

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

10. Restructuring

The Company recorded $6.7 million of restructuring expense for the three months ended March 31, 2026, which was primarily for severance related to the integration of EPOS and our cost reduction programs in both the Americas and International segments. The Company recorded $2.3 million of net restructuring expense for the three months ended March 31, 2025.

The summary of the activity in the restructuring liability for the three months ended March 31, 2026 was as follows:

(in millions)	Balance at December 31, 2025	Provision	Cash Expenditures	Non-cash Items/Currency Change	Balance at March 31, 2026
Employee termination costs	$23.0	$6.4	$(5.4)	$(0.5)	$23.5
Other	0.3	0.3	(0.2)	—	0.4
Total restructuring liability(1)	$23.3	$6.7	$(5.6)	$(0.5)	$23.9

(1)
We expect $21.1 million of the remaining $23.9 million of restructuring costs to be paid in the next twelve months.

The summary of the activity in the restructuring liability for the three months ended March 31, 2025 was as follows:

(in millions)	Balance at December 31, 2024	Provision	Cash Expenditures	Non-cash Items/Currency Change	Balance at March 31, 2025
Employee termination costs	$26.6	$0.5	$(7.8)	$0.2	$19.5
Other	—	1.8	(1.8)	—	—
Total restructuring liability	$26.6	$2.3	$(9.6)	$0.2	$19.5

11. Income Taxes

For the three months ended March 31, 2026, we recorded income tax benefit of $4.5 million on income before taxes of $14.9 million. For the three months ended March 31, 2025, we recorded income tax benefit of $3.3 million on a loss before taxes of $16.5 million. The $1.2 million increase in income tax benefit for the three months ended March 31, 2026 was primarily attributable to the decrease in income before taxes for the three months ended March 31, 2026 without the bargain purchase gain that carries no tax effect.

The U.S. federal statute of limitations remains open for the years 2021 and forward. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from 2 to 6 years. Years still open to examination by foreign tax authorities in major jurisdictions include Australia (2021 forward), Brazil (2021 forward), Canada (2020 forward), Germany (2020 forward), Sweden (2024 forward) and the U.K. (2024 forward). We are currently under examination in certain foreign and U.S. jurisdictions.

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

One Big Beautiful Bill Act ("OB3")

On July 4, 2025, the One Big Beautiful Bill Act ("OB3") was enacted into law. The OB3 includes significant provisions, such as allowing for accelerated tax deductions for qualified property and research expenditures, and reinstating the use of earnings before interest, taxes, depreciation, and amortization in determining tax deductions related to business interest expense. In addition to the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, the OB3 also modifies the international tax framework and restores favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company continues to evaluate the impacts of OB3.

Organisation for Economic Co-operation and Development (“OECD”) Global Anti-Base Erosion Model Rules (Pillar Two)

Legislatures and taxing authorities in many jurisdictions in which we operate may enact changes to, or seek to enforce, novel interpretations of their tax rules. These changes may include modifications that can be temporary or permanent. For example, the Organisation for Economic Cooperation and Development (the "OECD"), the European Union and other countries (including countries in which we operate) have committed to enacting substantial changes to numerous long-standing tax principles impacting how large multinational enterprises are taxed. In particular, the OECD's Pillar Two initiative introduces a 15% global minimum tax (the "Global Minimum Tax") applied on a country-by-country basis and some jurisdictions have enacted a Global Minimum Tax effective January 1, 2024 while others are still evaluating the situation. As of March 31, 2026, there was no impact to our effective tax rate resulting from the enactment of a Global Minimum Tax in the jurisdictions in which we operate. Management will continue to assess the impact and materiality of these potential new rules as well as any other changes in domestic and international tax rules and regulations.

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

ACCO Brazil challenged both the foregoing assessments at the administrative level in the Brazilian Administrative Court of Tax Appeals ("BACTA"). Following adverse decisions from the BACTA concerning the deductibility of goodwill, ACCO Brazil appealed the decisions to the Brazilian judicial courts. Although we believed we had meritorious defenses, because there was no settled legal precedent on which to base a definitive opinion as to whether we would ultimately prevail, we considered the outcome of these disputes to be uncertain. Since it was not more likely than not that we would prevail, in 2012 we recorded an initial reserve in the amount of $44.5 million (at December 31, 2012 exchange rates) in consideration of this contingency, of which $43.3 million was recorded as an adjustment to the purchase price, and which included the 2007-2012 tax years plus penalties and interest through December 2012. Between the time we recorded this initial reserve and June 13, 2025, we adjusted the reserve for various developments affecting the contingency, and on that date, we had reserved $20.5 million in tax, penalties and interest (at June 13, 2025 exchange rates and reported in "Other non-current liabilities").

While the judicial appeals were pending, in January 2025, the Attorney General's Office of the Brazilian National Treasury ("Brazilian Treasury") offered an amnesty program in which it agreed to dismiss with prejudice any pending goodwill cases in

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

exchange for the payment of at least 35 percent of the outstanding assessment principal, interest and legal fees on or before June 30, 2025. After considering this offer and to avoid further expense and uncertainty, ACCO Brazil decided to participate in the amnesty program. In June 2025, the Brazilian Treasury accepted ACCO Brazil's intent to participate in the amnesty program. The total amount of the settlement under this program was determined to be $7.4 million. The Company paid an initial installment of $2.0 million on June 30, 2025, and under the terms of the settlement, the remaining $5.4 million will be paid in monthly installments, including interest, through June 2026. Upon completion of these payments, the pending cases will be dismissed with prejudice, thereby resolving the matter.

12. Earnings per Share

The computation of earnings per share for the three months ended March 31, 2026 and 2025 was as follows:

	Three Months Ended March 31,
(in millions except per share data)	2026	2025
Net income (loss)	$19.4	$(13.2)
Determination of shares:
Weighted-average number of common shares outstanding	92.6	93.3
Shares issuable on exercise of stock awards, net of shares assumed to be purchased out of proceeds at average market price	2.9	—
Average common shares outstanding for fully diluted computation(1)	95.5	93.3

Per share:
Basic income (loss) per share	$0.21	$(0.14)
Diluted income (loss) per share	$0.20	$(0.14)
Shares outstanding as of March 31,	92.3	90.1

(1)
Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.

For the three months ended March 31, 2026 and 2025, approximately 8.4 million and 9.5 million shares, respectively, were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive.

Under our stock repurchase program, for the three months ended March 31, 2026, we did not repurchase or retire any shares. For the three months ended March 31, 2025, we repurchased and retired 3.2 million shares. For each of the three months ended March 31, 2026 and 2025, we acquired 1.0 million and 0.2 million shares, respectively, related to tax withholding for share-based compensation.

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

Forward currency contracts are used to hedge foreign denominated inventory purchases for Europe, Australia, Canada, Japan and New Zealand, and are designated as cash flow hedges. Unrealized gains and losses on these contracts are deferred in Accumulated Other Comprehensive Income (Loss) ("AOCI") until the contracts are settled and the underlying hedged transactions relating to inventory purchases are recognized, at which time the deferred gains or losses will be reported in the "Cost of products sold" line in the Consolidated Statements of Income (Loss). As of March 31, 2026 and December 31, 2025, we had cash flow foreign exchange contracts outstanding with a U.S. dollar equivalent notional value of $105.4 million and $101.5 million, respectively, which were designated as hedges.

Forward currency contracts used to hedge foreign denominated intercompany loans are not designated as hedging instruments. Gains and losses on these derivative instruments are recognized within "Other expense, net" in the Consolidated Statements of Income (Loss) and are largely offset by the change in the current translated value of the hedged item. The periods of the forward foreign exchange contracts correspond to the periods of the hedged transactions. As of March 31, 2026 and December 31, 2025, we had foreign exchange contracts outstanding with a U.S. dollar equivalent notional value of $36.6 million and $38.7 million, respectively, which were not designated as hedges.

The following table summarizes the fair value of our derivative financial instruments as of March 31, 2026 and December 31, 2025:

	Fair Value of Derivative Instruments
	Derivative Assets			Derivative Liabilities
(in millions)	Balance Sheet Location	March 31, 2026	December 31, 2025	Balance Sheet Location	March 31, 2026	December 31, 2025
Derivatives designated as hedging instruments:
Foreign exchange contracts	Other current assets	$2.1	$0.3	Other current liabilities	$0.6	$1.2
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current assets	0.2	0.3	Other current liabilities	0.3	—
Total derivatives		$2.3	$0.6		$0.9	$1.2

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables summarize the pre-tax effect of our derivative financial instruments on the condensed consolidated financial statements for the three months ended March 31, 2026 and 2025:

	The Effect of Derivative Instruments in Cash Flow Hedging Relationships on the Consolidated Financial Statements
	Amount of Gain (Loss) Recognized in AOCI (Effective Portion)		Location of (Gain) Loss Reclassified from AOCI to Income	Amount of (Gain) Loss Reclassified from AOCI to Income (Effective Portion)
	Three Months Ended March 31,			Three Months Ended March 31,
(in millions)	2026	2025		2026	2025
Cash flow hedges:
Foreign exchange contracts	$1.2	$(0.6)	Cost of products sold	$0.8	$(2.0)

	The Effect of Derivatives Not Designated as Hedging Instruments on the Consolidated Financial Statements
	Location of (Gain) Loss Recognized in Income on Derivatives	Amount of (Gain) Loss Recognized in Income
		Three Months Ended March 31,
(in millions)		2026	2025
Foreign exchange contracts	Other expense, net	$0.2	$0.1

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

We have determined that our financial assets and liabilities described in "Note 13. Derivative Financial Instruments" are Level 2 in the fair value hierarchy. The following table sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2026 and December 31, 2025:

(in millions)	March 31, 2026	December 31, 2025
Assets:
Forward currency contracts	$2.3	$0.6
Liabilities:
Forward currency contracts	$0.9	$1.2

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

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The fair values of cash and cash equivalents, notes payable to banks, accounts receivable and accounts payable approximate carrying amounts due principally to their short maturities. The carrying amount of total debt was $901.0 million and $840.9 million and the estimated fair value of total debt was $837.8 million and $799.2 million at March 31, 2026 and December 31, 2025, respectively. The fair values are determined from quoted market prices, where available, and from using current interest rates based on credit ratings and the remaining terms of maturity.

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

15. Accumulated Other Comprehensive Income (Loss)

AOCI is defined as net income (loss) and other changes in stockholders’ equity from transactions and other events from sources other than stockholders. The components of, and changes in, AOCI were as follows:

(in millions)	Derivative Financial Instruments	Foreign Currency Adjustments	Unrecognized Pension and Other Post-retirement Benefit Costs	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2025	$(0.7)	$(359.4)	$(162.5)	$(522.6)
Other comprehensive income (loss) before reclassifications, net of tax	0.9	(2.8)	2.1	0.2
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	0.6	—	1.8	2.4
Balance at March 31, 2026	$0.8	$(362.2)	$(158.6)	$(520.0)

The reclassifications out of AOCI for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
(in millions)	2026	2025

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Location on Income Statement
Gain (loss) on cash flow hedges:
Foreign exchange contracts	$(0.8)	$2.0	Cost of products sold
Tax benefit (expense)	0.2	(0.5)	Income tax benefit
Net of tax	$(0.6)	$1.5
Defined benefit plan items:
Amortization of net actuarial loss(1)	$(1.8)	$(1.6)
Amortization of prior service cost(1)	(0.1)	—
Total before tax	(1.9)	(1.6)
Tax benefit	0.1	0.1	Income tax benefit
Net of tax	$(1.8)	$(1.5)

Total reclassifications for the period, net of tax	$(2.4)	$—

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

As of December 31, 2025, there was $2.5 million of unearned revenue associated with outstanding service or extended maintenance agreements ("EMAs"), primarily reported in "Other current liabilities." During the three months ended March 31, 2026, $1.0 million of the unearned revenue was earned and recognized. As of March 31, 2026, the amount of unearned revenue from EMAs was $2.3 million. We expect to earn and recognize approximately $1.9 million of the unearned amount in the next 12 months and $0.4 million in periods beyond the next 12 months.

The following tables present our net sales disaggregated by regional geography, based upon our operating segments and our net sales disaggregated by the timing of revenue recognition for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(in millions)	2026	2025
United States	$125.3	$127.8
Canada	14.7	14.2
Latin America	38.5	31.9
ACCO Brands Americas	178.5	173.9

EMEA(1)	129.4	112.6
Australia/N.Z.	27.1	23.3
Asia	8.7	7.6
ACCO Brands International	165.2	143.5
Net sales(2)	$343.7	$317.4

(1) EMEA is comprised largely of Europe but also includes export sales to the Middle East and Africa.

(2) Net sales are attributed to geographic areas based on the location of the selling subsidiaries.

	Three Months Ended March 31,
(in millions)	2026	2025
Product and services transferred at a point in time	$337.2	$309.2
Product and services transferred over time	6.5	8.2
Net sales	$343.7	$317.4

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

The Company's two operating segments are as follows:

Operating Segment	Geography	Primary Brands	Primary Products
ACCO Brands Americas	United States, Canada and Latin America	AT-A-GLANCE®, Barrilito®, EPOS, Five Star®, Foroni®, GBC®, Hilroy®, Kensington®, Mead®, PowerA®, Quartet®, Swingline® and Tilibra®	Note taking products, gaming and computer accessories; planners; workspace machines, tools and essentials and dry erase boards and accessories.

ACCO Brands International	EMEA, Australia/N.Z., and Asia	Artline®*, Buro®, Derwent®, EPOS, Esselte®, Franken®, GBC®, Kensington®, Leitz®, Marbig®, NOBO®, PowerA®, Rapid®, Rexel® and Spirax® *Australia/N.Z. only

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

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The operating results regularly provided to the CODM for our operating segments for the three months ended March 31, 2026 and 2025 were as follows:

	For The Three Months Ended March 31, 2026			For The Three Months Ended March 31, 2025
	ACCO Brands Americas	ACCO Brands International	Total	ACCO Brands Americas	ACCO Brands International	Total
Net Sales	$178.5	$165.2	$343.7	$173.9	$143.5	$317.4
Cost of products sold	126.2	110.7	236.9	120.4	97.4	217.8
Gross profit	52.3	54.5	106.8	53.5	46.1	99.6

Sales and marketing expenses(1)	23.9	29.2	53.1	25.8	22.6	48.4
Administrative expenses(2)	15.7	14.2	29.9	17.7	13.9	31.6
Restructuring	2.2	4.5	6.7	1.8	0.5	2.3
All other(3)	7.1	4.2	11.3	7.3	4.0	11.3
Segment operating income	3.4	2.4	5.8	0.9	5.1	6.0
Corporate expense			16.2			12.7
Total consolidated operating loss			(10.4)			(6.7)
Interest expense, net			9.3			8.9
Non-operating pension expense			(0.1)			0.5
Bargain purchase gain			(37.6)			—
Other expense			3.1			0.4
Income (loss) before income tax			$14.9			$(16.5)

(1)
Sales and Marketing consists primarily of advertising, marketing, selling, customer service and research and development.
(2)
Administrative expense consists primarily of executive, finance, information technology and human resources expenses.
(3)
All other expense primarily consists of amortization of intangibles.

The following table presents the measure of operating segment assets used by the Company's CODM as of March 31, 2026 and December 31, 2025:

(in millions)	March 31, 2026	December 31, 2025
ACCO Brands Americas	$393.8	$445.9
ACCO Brands International	239.9	202.9
Total segment assets(4)	633.7	648.8
Goodwill	472.7	478.5
Identifiable intangibles, net	683.0	696.9
Property, plant and equipment, net	138.5	138.8
Unallocated assets(5)	354.0	290.0
Total assets	$2,281.9	$2,253.0

(4)
Segment assets represent assets that are regularly provided to the CODM and consist of accounts receivable less allowances and inventory.
(5)
Unallocated assets consist primarily of cash, deferred taxes, derivatives, prepaid pension assets, prepaid debt issuances costs and right of use asset, leases.

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Property, plant, and equipment, net by operating segment as of March 31, 2026 and December 31, 2025:

(in millions)	March 31, 2026	December 31, 2025
U.S.	$47.6	$48.5
Canada	0.7	0.8
Latin America	24.6	24.2
ACCO Brands Americas	72.9	73.5

ACCO Brands EMEA	55.9	55.8
Australia/N.Z.	9.1	8.9
Asia-Pacific	0.6	0.6
ACCO Brands International	65.6	65.3
Property, plant and equipment, net	$138.5	$138.8

Capital spend by operating segment as of March 31, 2026 and December 31, 2025:

(in millions)	March 31, 2026	December 31, 2025
ACCO Brands Americas	$1.5	$13.4
ACCO Brands International	1.8	6.1
Total capital spend	$3.3	$19.5

Depreciation expense by operating segment for the three months ended March 31, 2026 and 2025 was as follows:

	Three Months Ended March 31,
(in millions)	2026	2025
ACCO Brands Americas	$3.0	$4.5
ACCO Brands International	2.4	2.2
Total depreciation	$5.4	$6.7

18. Commitments and Contingencies

Brazil Tax Assessments

In connection with our May 1, 2012, acquisition of the Mead C&OP business, we assumed all of the tax liabilities for the acquired foreign operations including ACCO Brazil. In June 2025, we agreed with the Brazilian Treasury to settle the Brazil Tax Assessments pursuant to an amnesty program. For further information, see "Note 11. Income Taxes - Brazil Tax Assessments".

Other Pending Litigation

We are party to various lawsuits, regulatory proceedings, and claims incidental to our business. In addition, we may be unaware of third-party claims of intellectual property infringement relating to our technology, brands, or products, and we may face other claims related to business operations. Any litigation regarding patents or other intellectual property could be costly and time-consuming and might require us to pay monetary damages or enter into costly license agreements. We also may be subject to injunctions against development and sale of certain of our products.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three months ended March 31, 2026 and 2025 should be read in conjunction with the unaudited condensed consolidated financial statements of ACCO Brands Corporation and the accompanying notes contained therein.

Overview of the Company

ACCO Brands is a leading global consumer, technology and business branded products company, providing well-known brands and innovative product solutions used in schools, homes and at work. These brands include At-A-Glance®, Barrilito®, EPOS®, Esselte®, Five Star®, Foroni®, GBC®, Hilroy®, Kensington®, Leitz®, Mead®, PowerA®, Quartet®, Rapid®, Swingline®, Tilibra® and others. Our products are sold primarily in the U.S., Europe, Australia, Canada, Brazil and Mexico.

The Company has two operating segments, Americas and International. Each operating segment designs, markets, sources, manufactures, and sells recognized consumer, technology and business branded products used in schools, homes and at work. Product designs are tailored to end-user preferences in each geographic region, and where possible, leverage common engineering, design, and sourcing.

Our product categories include gaming and computer accessories; storage and organization; notebooks; shredding; laminating and binding machines; stapling; punching; planners; dry erase boards; and do-it-yourself tools, among others. We distribute our products through a wide variety of channels to ensure that our products are readily and conveniently available for purchase by consumers and other end-users, wherever they prefer to shop. These channels include mass retailers, e-tailers, discount, drug/grocery and variety chains, warehouse clubs, hardware and specialty stores, independent office product dealers, office superstores, wholesalers, contract stationers, and specialty technology distributors. We also sell directly through e-commerce sites and our direct sales organization.

On January 30, 2026, we completed the acquisition of EPOS from Demant A/S ("EPOS"), a leading Danish hearing healthcare company. Based in Copenhagen, Denmark, EPOS provides a comprehensive range of premium enterprise wired and wireless headsets, and other audio solutions, that build on over a century of research in psychoacoustics. The EPOS product line is designed to reduce listening fatigue, improve voice clarity and support cognitive performance. EPOS complements our global computer accessories portfolio and expands on our strategy into growing technology peripherals.

Overview of Performance

The first quarter benefited from favorable foreign exchange and the acquisition of EPOS, including a preliminary bargain purchase gain of $37.6 million. The Company continues to be impacted by softer global demand primarily due to lower consumer and office spending, the weak macroeconomic conditions, and geopolitical instability. We expect these collective global trends and the impact of evolving trade policy to continue to impact our results of operations.

During the first quarter, our net sales increased $26.3 million, or 8.3 percent, compared to the prior year's first quarter. The net sales increase reflects favorable foreign exchange and the acquisition of EPOS.

We reported an operating loss of $10.4 million in the first quarter, compared to an operating loss of $6.7 million in the prior year's first quarter. The quarter was impacted by higher restructuring and a litigation settlement, partly offset by the benefit of cost reduction actions.

Our operating cash flow for the first three months was cash provided of $3.5 million compared to cash provided of $5.5 million in the prior year primarily reflecting reductions in working capital. Our operating cash flow continues to be seasonal with a historic pattern of strong inflows during the second half of the year.

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

In February 2026, the U.S. Supreme Court overturned the tariffs imposed in the prior year under the International Emergency Economic Powers Act (" IEEPA"), reducing the impact of U.S. tariffs on imported goods prospectively. The ruling did not address refunds and, as such, there is uncertainty about who may be entitled to refunds. In March 2026, the Court of International Trade ("CIT") directed the U.S. Customs and Border Protection ("CBP") to begin refunding all tariffs imposed under IEEPA and in April 2026, the Trump Administration has developed a refund mechanism and portal but has not waived its right to appeal the CIT order to limit the scope of refunds and may dispute refunds for some claims which may affect our consideration regarding recovery recognition. We have been evaluating our approach towards potential refunds and have not yet taken steps to seek a refund of tariffs we have previously paid. Additionally, we are evaluating other implications attributable to such actions including effects on our contracts with customers and the potential risk of price concessions which may give rise to future obligations and affect future operating results. As of March 31, 2026, the consolidated financial statements do not reflect any impacts attributable to such refunds.

For further information on our risks related to the impact of tariffs and changes in trade policies, see "Part I, Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2025.

Consolidated Results of Operations for the Three Months Ended March 31, 2026 and 2025

	Three Months Ended March 31,		Amount of Change
(in millions, except per share data)	2026	2025	$	%/pts
Net sales	$343.7	$317.4	$26.3	8.3%
Comparable sales (Non-GAAP)(1)	$309.4	$317.4	$(8.0)	(2.5)%

Gross profit	106.8	99.6	7.2	7.2%
Gross profit margin	31.1%	31.4%

Selling, general and administrative expenses	99.1	92.7	6.4	6.9%
Intangible amortization and other operating expense	18.1	13.6	4.5	33.1%

Operating loss	(10.4)	(6.7)	(3.7)	55.2%
Operating loss margin	(3.0)%	(2.1)%

Interest expense, net	9.3	8.9	0.4	4.5%
Bargain purchase gain	(37.6)	—	(37.6)	NM
Non-operating pension and other expense, net	3.0	0.9	2.1	NM

Income (loss) before income tax	14.9	(16.5)	31.4	NM
Income tax benefit	(4.5)	(3.3)	(1.2)	36.4%
Effective tax rate	(30.2)%	20.0%

Net income (loss)	19.4	(13.2)	32.6	NM
Diluted income (loss) per share	$0.20	$(0.14)	$0.34	NM

(1)
See reconciliation to GAAP contained in Part I, Item 2. "Supplemental Non-GAAP Financial Measure."

Net Sales

For the three months ended March 31, 2026, net sales increased $26.3 million, or 8.3 percent, including $19.1 million, or 6.0 percent from favorable foreign exchange as well as $15.2 million of sales from EPOS. Comparable net sales decreased 2.5 percent driven by lower volume, which was down $12.6 million, or 4.0 percent, primarily due to lower global demand for consumer and business products, partly offset by price increases.

Gross Profit

For the three months ended March 31, 2026, gross profit increased $7.2 million, or 7.2 percent, primarily due to acquisition of EPOS and savings resulting from our global cost reduction actions.

Selling, General and Administrative Expenses ("SG&A")

For the three months ended March 31, 2026, SG&A increased $6.4 million, or 6.9 percent. The increase was due to unfavorable foreign exchange, the acquisition of EPOS, and a litigation settlement, more than offsetting the positive impact of global cost reductions.

Operating Loss

For the three months ended March 31, 2026, we reported an operating loss of $10.4 million, compared to an operating loss of $6.7 million in the prior year. The current year period was impacted by $6.7 million of restructuring, primarily related to the integration of EPOS and $4.0 million related to a litigation settlement, partly offset by the benefit of cost reduction actions.

Bargain Purchase Gain

For the three months ended March 31, 2026, we recorded a preliminary bargain purchase gain related to our acquisition of EPOS.

For further information, see "Note 3. Acquisitions" to the consolidated financial statements contained in "Part I, Item 1. Financial Information" of this Quarterly Report on Form 10-Q.

Income Tax Benefit

For the three months ended March 31, 2026, we recorded an income tax benefit of $4.5 million on income before taxes of $14.9 million. For the three months ended March 31, 2025, we recorded an income tax benefit of $3.3 million on a loss before taxes of $16.5 million.

For further information, see "Note 11. Income Taxes" to the consolidated financial statements contained in "Part I, Item 1. Financial Information" of this Quarterly Report on Form 10-Q.

Segment Net Sales and Operating Income for the Three Months Ended March 31, 2026 and 2025

ACCO Brands Americas

	Three Months Ended March 31,		Amount of Change
(in millions)	2026	2025	$	%/pts
Net sales	$178.5	$173.9	$4.6	2.6%
Comparable sales (Non-GAAP)⁽¹⁾	$169.9	$173.9	$(4.0)	(2.3)%

Segment operating income⁽²⁾	3.4	0.9	2.5	NM
Segment operating income margin	1.9%	0.5%		1.4	pts

(1)
See reconciliation to GAAP contained in Part I, Item 2. "Supplemental Non-GAAP Financial Measure."
(2)
Segment operating income excludes corporate costs. See "Part I, Item 1. Note 17. Information on Operating Segments" for a reconciliation of total "Segment operating income" to "Income (loss) before income tax."

For the three months ended March 31, 2026, net sales increased $4.6 million, or 2.6 percent, including $5.1 million, or 2.9 percent, from favorable foreign exchange and $3.5 million from the acquisition of EPOS. Comparable net sales decreased 2.3 percent driven by lower volume, which was down $7.6 million, or 4.4 percent, primarily due to lower demand for consumer and business products, partly offset by growth in Latin America and in computer accessories. Price, net of customer programs increased sales by $3.6 million, or 2.1 percent.

For the three months ended March 31, 2026, operating income increased $2.5 million primarily driven by cost savings and the acquisition of EPOS, partly offset by higher restructuring primarily related to the integration of EPOS.

ACCO Brands International

	Three Months Ended March 31,		Amount of Change
(in millions)	2026	2025	$	%/pts
Net sales	$165.2	$143.5	$21.7	15.1%
Comparable sales (Non-GAAP)⁽¹⁾	$139.5	$143.5	$(4.0)	(2.8)%

Segment operating income⁽²⁾	2.4	5.1	(2.7)	(52.9)%
Segment operating income margin	1.5%	3.6%		(2.1)	pts

(1)
See reconciliation to GAAP contained in Part I, Item 2. "Supplemental Non-GAAP Financial Measure."
(2)
Segment operating income excludes corporate costs. See "Part I, Item 1. Note 17. Information on Operating Segments" for a reconciliation of total "Segment operating income" to "Income (loss) before income tax."

For the three months ended March 31, 2026, net sales increased $21.7 million or 15.1 percent, including $14.0 million, or 9.8 percent of favorable foreign exchange and $11.7 million from the acquisition of EPOS. Comparable net sales decreased 2.8 percent driven by lower volume, which was down $5.0 million, or 3.5 percent, primarily due to reduced demand for business products, partly offsetting the benefit of price increases of $1.0 million, or 0.7 percent.

For the three months ended March 31, 2026, operating income decreased $2.7 million primarily due to higher restructuring costs of $4.0 million primarily related to the integration of EPOS, partly offset by favorable foreign exchange and cost savings.

Liquidity and Capital Resources

Our primary liquidity needs are to support our working capital requirements, service indebtedness and fund capital expenditures, dividends, acquisitions, and stock repurchases. Our principal sources of liquidity are cash flows from operating activities, cash and cash equivalents held, and seasonal borrowings under our $467.5 million multi-currency revolving credit facility (the "Revolving Facility"). As of March 31, 2026, there was $205.3 million in borrowings outstanding under the Revolving Facility ($17.8 million reported in "Current portion of long-term debt" and $187.5 million reported in "Long-term debt, net"), and the amount available for borrowings was $252.3 million (allowing for $9.9 million of letters of credit outstanding on that date). We had $118.9 million in cash on hand as of March 31, 2026, and our total available liquidity (cash and availability under our credit facilities) was $371.2 million.

.

As of March 31, 2026, our Consolidated Leverage Ratio was approximately 4.14 to 1.00 versus our maximum covenant of 4.75 to 1.00. We have no debt maturities before March 2029. Debt currently outstanding under our Credit Agreement is due on October 30, 2029, with the requirement that we refinance our senior unsecured notes by September 2028.

Our priorities for cash flow use, after funding business operations, include debt reduction, dividends, funding strategic acquisitions, and share repurchases. The continued declaration and payment of dividends is at the discretion of the Board of Directors, and dividends and share repurchases are dependent upon, among other things, market conditions, the Company's financial position, results of operations, cash flow and other factors.

The $326.0 million of debt currently outstanding under our senior secured credit facilities had a weighted average interest rate of 4.94 percent as of March 31, 2026, and the $575.0 million outstanding principal amount of our senior unsecured notes due March 2029 have a fixed interest rate of 4.25 percent.

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

For further information, see "Note 4. Long-term Debt and Short-term Borrowings" to the consolidated financial statements contained in "Part I, Item 1. Financial Information" of this Quarterly Report on Form 10-Q.

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

During 2024, the Company announced a multi-year restructuring and cost savings program, with currently anticipated annualized pre-tax cost savings of approximately $100.0 million by the end of 2026. The program incorporates initiatives to simplify and delayer the Company's operating structure and reduce costs through headcount reductions, supply chain optimization, global footprint rationalization, and better leveraging the Company's sourcing capabilities. In the first quarter of the current year the Company realized approximately $10.0 million in pre-tariff savings and approximately $70.0 million since inception of the program.

During the first quarter of the current year, we recorded restructuring costs of $6.7 million primarily related to the integration of EPOS.

For additional details, see "Note 10. Restructuring" to the condensed consolidated financial statements contained in "Part I, Item 1. Financial Information" of this Quarterly Report on Form 10-Q.

Cash Flow for the Three Months Ended March 31, 2026 and 2025

During the three months ended March 31, 2026, our cash and cash equivalents increased $54.5 million, as compared to an increase of $60.5 million in the first three months of the prior year. The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
(in millions)	2026	2025	Amount of Change
Net cash flow provided (used) by:
Operating activities	$3.5	$5.5	$(2.0)
Investing activities	(3.2)	(12.3)	9.1

Net borrowings	64.2	86.6	(22.4)
Dividends paid	(6.9)	(6.8)	(0.1)
All other financing	(3.4)	(15.8)	12.4
Financing activities	53.9	64.0	(10.1)
Effect of foreign exchange rate changes on cash and cash equivalents	0.3	3.3	(3.0)
Net increase in cash and cash equivalents	$54.5	$60.5	$(6.0)

Cash Flow from Operating Activities

Cash provided by operating activities during the three months ended March 31, 2026, was driven by cash inflows of $3.5 million (excluding non-cash impacts primarily from amortization of intangibles, depreciation, stock-based compensation expense, and the preliminary bargain purchase gain related to the acquisition of EPOS from our net income). Cash was also provided by trade working capital of $57.7 million, which includes accounts receivable, inventory, and accounts payable. Cash provided by trade working capital was fully offset by a net cash outflow of $57.7 million from other assets and liabilities including cash payments for restructuring, taxes, interest, pensions, and incentives.

Cash provided by operating activities during the three months ended March 31, 2025, was driven by cash inflows of $13.1 million (excluding the non-cash impacts primarily of the amortization of intangibles, depreciation, and stock-based compensation expense that are included in our net loss). Cash was also provided by trade working capital was $72.9 million, which includes account receivable, inventory, and accounts payable. These were partially offset by a net cash outflow of $80.5 million for all other assets and liabilities including cash payments for restructuring, taxes, interest, pensions, and incentives.

Cash Flow from Investing Activities

Cash used by investing activities during the three months ended March 31, 2026, was due to $1.1 million of cash used for the acquisition of EPOS, net of cash acquired as well as capital expenditures.

Cash used by investing activities during the three months ended March 31, 2025, was primarily due to $10.1 million of cash used for the acquisition of Buro Seating as well as capital expenditures.

Cash Flow from Financing Activities

Cash provided by financing activities during the three months ended March 31, 2026, was primarily due to borrowings exceeding debt repayments, partially offset by dividend payments and payments related to tax withholding for stock-based compensation.

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

The following tables provide a reconciliation of GAAP net sales as reported to non-GAAP comparable sales:

	Comparable Sales - Three Months Ended March 31, 2026
		Non-GAAP

(in millions)	GAAP Net Sales	Currency Translation	Acquisition	Comparable Sales
ACCO Brands Americas	$178.5	$5.1	$3.5	$169.9
ACCO Brands International	165.2	14.0	11.7	139.5
Total	$343.7	$19.1	$15.2	$309.4

	Amount of Change - Three Months Ended March 31, 2026 compared to the Three Months Ended March 31, 2025
	$ Change - Net Sales
		Non-GAAP

(in millions)	GAAP Net Sales Change	Currency Translation	Acquisition	Comparable Sales
ACCO Brands Americas	$4.6	$5.1	$3.5	$(4.0)
ACCO Brands International	21.7	14.0	11.7	(4.0)
Total	$26.3	$19.1	$15.2	$(8.0)

	% Change - Net Sales
		Non-GAAP

	GAAP Net Sales Change	Currency Translation	Acquisition	Comparable Sales
ACCO Brands Americas	2.6%	2.9%	2.0%	(2.3)%
ACCO Brands International	15.1%	9.8%	8.1%	(2.8)%
Total	8.3%	6.0%	4.8%	(2.5)%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk" of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to Foreign Exchange Risk Management or Interest Rate Risk Management in the quarter ended March 31, 2026 or through the date of this report.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision of the Chief Executive Officer and the Chief Financial Officer, and with the participation of our Disclosure Committee, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2026.

(b) Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are party to various lawsuits, regulatory proceedings, and claims incidental to our business. In addition, we may be unaware of third-party claims of intellectual property infringement relating to our technology, brands, or products, and we may face other claims related to business operations. Any litigation regarding patents or other intellectual property could be costly and time-consuming and might require us to pay monetary damages or enter into costly license agreements. We also may be subject to injunctions against development and sale of certain of our products.

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

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in "Part I, Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable.

(b) Not applicable.

(c) Common Stock Purchases

The following table provides information about our purchases of equity securities during the quarter ended March 31, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
January 1, 2026 to January 31, 2026	—	$—	—	$75,645,700
February 1, 2026 to February 28, 2026	—	—	—	75,645,700
March 1, 2026 to March 31, 2026	—	—	—	75,645,700
Total	—	$—	—	$75,645,700

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2026, no director or officer of the Company who is required to file reports under Section 16 of the Exchange Act informed us that he or she adopted, materially modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

10.1	Form of Restricted Stock Unit Award Agreement under the 2022 ACCO Brands Corporation Incentive Plan*

10.2	Form of Performance Stock Unit Award Agreement under the 2022 ACCO Brands Corporation Incentive Plan*

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

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

Date: May 1, 2026