Form 10-Q
period 2026-06-30
ACCO BRANDS Corp
filed 2026-07-31
CIK 712034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2026

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

As of July 24, 2026, the registrant had outstanding 92,307,568 shares of Common Stock.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACCO Brands Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2026	December 31, 2025
(in millions)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$106.4	$64.4
Accounts receivable, net	374.2	359.7
Inventories	327.6	289.1
Other current assets	51.0	37.1
Total current assets	859.2	750.3
Total property, plant and equipment	531.0	528.4
Less: accumulated depreciation	(394.4)	(389.6)
Property, plant and equipment, net	136.6	138.8
Right of use asset, leases	70.6	78.0
Deferred income taxes	90.6	92.8
Goodwill	469.3	478.5
Identifiable intangibles, net	674.9	696.9
Other non-current assets	23.1	17.7
Total assets	$2,324.3	$2,253.0
Liabilities and Stockholders' Equity
Current liabilities:
Notes payable	$12.2	$—
Current portion of long-term debt	21.6	30.8
Accounts payable	168.4	186.7
Accrued compensation	40.2	30.1
Accrued customer program liabilities	65.8	77.1
Lease liabilities	20.4	20.5
Other current liabilities	106.8	120.1
Total current liabilities	435.4	465.3
Long-term debt, net	896.6	806.0
Long-term lease liabilities	55.7	63.5
Deferred income taxes	107.4	108.8
Pension and post-retirement benefit obligations	108.4	117.5
Other non-current liabilities	29.7	27.3
Total liabilities	1,633.2	1,588.4
Stockholders' equity:
Common stock	1.0	1.0
Treasury stock	(51.3)	(47.9)
Paid-in capital	1,916.9	1,909.4
Accumulated other comprehensive loss	(518.6)	(522.6)
Accumulated deficit	(656.9)	(675.3)
Total stockholders' equity	691.1	664.6
Total liabilities and stockholders' equity	$2,324.3	$2,253.0

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2026	2025	2026	2025
Net sales	$415.1	$394.8	$758.8	$712.2
Cost of products sold	281.0	265.1	517.9	482.9
Gross profit	134.1	129.7	240.9	229.3
Operating costs and expenses:
Selling, general and administrative expenses	91.2	82.6	190.3	175.3
Amortization of intangibles	11.3	11.6	22.7	22.9
Restructuring	1.3	9.4	8.0	11.7
Gain on disposal of assets	—	(6.9)	—	(6.9)
Total operating costs and expenses	103.8	96.7	221.0	203.0
Operating income	30.3	33.0	19.9	26.3
Non-operating expense (income):
Interest expense	12.0	11.9	22.8	22.7
Interest income	(2.7)	(3.0)	(4.2)	(4.9)
Non-operating pension (income) expense	(0.1)	0.6	(0.2)	1.1
Bargain purchase gain	1.1	—	(36.5)	—
Other expense, net	0.3	0.8	3.4	1.2
Income before income tax	19.7	22.7	34.6	6.2
Income tax expense (benefit)	5.6	(6.5)	1.1	(9.8)
Net income	$14.1	$29.2	$33.5	$16.0

Per share:
Basic income per share	$0.15	$0.32	$0.36	$0.17
Diluted income per share	$0.15	$0.31	$0.35	$0.17

Weighted average number of shares outstanding:
Basic	94.0	91.6	93.3	92.5
Diluted	95.6	93.1	95.7	94.3

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Net income	$14.1	$29.2	$33.5	$16.0
Other comprehensive income net of tax:
Unrealized gain (loss) on derivative instruments, net of tax (expense) benefit of $(0.2) and $1.3 and $(0.8) and $2.0, respectively	0.5	(2.9)	2.0	(4.8)
Foreign currency translation adjustments, net of tax (expense) benefit of $(0.1) and $1.2 and $(0.1) and $0.8, respectively	0.6	16.5	(2.2)	47.9
Recognition of deferred pension and other post-retirement items, net of tax (expense) benefit of $(0.6) and $0.9 and $(1.2) and $1.6, respectively	0.3	(4.9)	4.2	(6.4)
Other comprehensive income net of tax:	1.4	8.7	4.0	36.7

Comprehensive income	$15.5	$37.9	$37.5	$52.7

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(in millions)	2026	2025
Operating activities
Net income	$33.5	$16.0
Amortization of inventory step-up	3.4	—
Gain on disposal of assets	—	(6.9)
Depreciation	9.5	13.3
Amortization of debt issuance costs	1.1	0.9
Amortization of intangibles	22.7	22.9
Stock-based compensation	7.2	8.3
Bargain purchase gain	(36.5)	—
Changes in operating assets and liabilities:
Accounts receivable	12.5	17.4
Inventories	(10.0)	(24.1)
Other assets	(4.4)	(2.1)
Accounts payable	(28.2)	(4.5)
Accrued expenses and other liabilities	(33.4)	(47.3)
Accrued income taxes	(9.2)	(27.3)
Net cash used by operating activities	(31.8)	(33.4)
Investing activities
Additions to property, plant and equipment	(6.8)	(6.8)
Proceeds from the disposition of assets	0.2	16.5
Cost of acquisitions, net of cash acquired	(1.1)	(10.1)
Net cash used by investing activities	(7.7)	(0.4)
Financing activities
Proceeds from long-term borrowings	123.6	146.3
Repayments of long-term debt	(38.1)	(38.0)
Borrowings of notes payable, net	12.2	7.0
Dividends paid	(13.8)	(13.5)
Repurchases of common stock	—	(15.1)
Payments related to tax withholding for stock-based compensation	(3.5)	(0.9)
Net cash provided by financing activities	80.4	85.8
Effect of foreign exchange rate changes on cash and cash equivalents	1.1	7.2
Net increase in cash and cash equivalents	42.0	59.2
Cash and cash equivalents
Beginning of the period	$64.4	$74.1
End of the period	$106.4	$133.3
Cash paid during the year for:
Interest	$21.2	$21.6
Income taxes	$10.3	$17.5

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries

Consolidated Statement of Stockholders' Equity

(Unaudited)

						Accumulated Other
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Accumulated
(in millions)	Shares	Value	Capital	Shares	Value	Income (Loss)	Deficit	Total
Balance at December 31, 2025	95.6	$1.0	$1,909.4	5.4	$(47.9)	$(522.6)	$(675.3)	$664.6
Net income	—	—	—	—	—	—	19.4	19.4
Gain on derivative financial instruments, net of tax	—	—	—	—	—	1.5	—	1.5
Translation impact, net of tax	—	—	—	—	—	(2.8)	—	(2.8)
Pension and post-retirement adjustment, net of tax	—	—	—	—	—	3.9	—	3.9
Stock-based compensation	—	—	4.8	—	—	—	(0.4)	4.4
Common stock issued, net of shares withheld for employee taxes	3.1	—	—	1.0	(3.4)	—	—	(3.4)
Dividend equivalents on unvested awards	—	—	—	—	—	—	(0.6)	(0.6)
Dividends declared $0.075 per share	—	—	—	—	—	—	(6.9)	(6.9)
Other	—	—	—	—	—	—	0.1	0.1
Balance at March 31, 2026	98.7	$1.0	$1,914.2	6.4	$(51.3)	$(520.0)	$(663.7)	$680.2
Net income	—	—	—	—	—	—	14.1	14.1
Gain on derivative financial instruments, net of tax	—	—	—	—	—	0.5	—	0.5
Translation impact, net of tax	—	—	—	—	—	0.6	—	0.6
Pension and post-retirement adjustment, net of tax	—	—	—	—	—	0.3	—	0.3
Stock-based compensation	—	—	2.7	—	—	—	0.1	2.8
Common stock issued, net of shares withheld for employee taxes	—	—	—	—	(0.1)	—	—	(0.1)
Dividend equivalents on unvested awards	—	—	—	—	—	—	(0.5)	(0.5)
Dividends declared, $0.075 per share	—	—	—	—	—	—	(6.9)	(6.9)
Other	—	—	—	—	0.1	—	—	0.1
Balance at June 30, 2026	98.7	$1.0	$1,916.9	6.4	$(51.3)	$(518.6)	$(656.9)	$691.1

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

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

As used in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, the terms "ACCO Brands," "ACCO," the "Company," "we," "us," and "our" refer to ACCO Brands Corporation and its consolidated subsidiaries.

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

The Condensed Consolidated Balance Sheet as of June 30, 2026 and the related Consolidated Statements of Income, Consolidated Statements of Comprehensive Income, and Consolidated Statements of Stockholders' Equity for the three and six months ended June 30, 2026 and 2025, and the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025 are unaudited. The December 31, 2025 Condensed Consolidated Balance Sheet data was derived from audited financial statements but does not include all annual disclosures required by GAAP. The financial statements included herein were prepared by management and reflect all adjustments (consisting solely of normal recurring items unless otherwise noted) which are, in the opinion of management, necessary for the fair presentation of the results of operations and cash flows for the interim periods ended June 30, 2026 and 2025, and the financial position of the Company as of June 30, 2026. Interim results may not be indicative of results for a full year.

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

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Recently Adopted Accounting Standards

There were no accounting standards that were adopted in the first six months of 2026 that had a material effect on the Company’s financial condition, results of operations or cash flow.

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

The purchase price paid at closing was €6.5 million (US$7.8 million, based on January 30, 2026 exchange rates), plus up to an additional €3.0 million (US$3.6 million based on January 30, 2026 exchange rates) in contingent purchase price consideration. The purchase price, net of cash acquired of $6.7 million, was $1.1 million, which was less than the fair value of the identifiable net assets acquired resulting in a bargain purchase gain. The Company purchased EPOS at a significant discount as the business was operating at a consolidated loss globally. We have the infrastructure to achieve cost synergies with the integration of EPOS into our existing businesses.

During the three months ended June 30, 2026, we recorded a reduction of $1.1 million to our preliminary bargain purchase gain primarily due to valuation adjustments related to inventory, intangible assets, and other assets. This reduction resulted in a preliminary gain of $36.5 million for the six months ended June 30, 2026, which was included in the Consolidated Statements of Income. The Company is continuing to obtain information necessary to finalize the valuation of certain assets and liabilities and expects to finalize the purchase price allocation during the second half of 2026. Acquisition related costs for the six months ended June 30, 2026, were $0.6 million and were reported in Other expense, net in the Company's Consolidated Statements of Income.

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the allocation of the consideration given to the estimated fair values of the assets acquired and liabilities assumed at the date of the EPOS acquisition:

(in millions)	At January 30, 2026
Cash consideration	$7.8
Less cash acquired	6.7
Net purchase price	$1.1

Fair value of contingent consideration	$3.6

Plus fair value of liabilities assumed:
Accounts payable	7.8
Accrued liabilities	14.1
Non-current deferred tax liabilities	1.5
Fair value of liabilities assumed	$23.4

Less fair value of assets acquired:
Accounts receivable	19.9
Inventory	32.2
Identifiable intangibles	3.3
Non-current deferred tax assets	1.5
Other asset	7.7
Fair value of assets acquired	$64.6
Net assets acquired	$41.2
Bargain purchase gain	$36.5

Pro forma financial information is not presented due to immateriality.

4. Long-term Debt and Short-term Borrowings

Notes payable and long-term debt, listed in order of the priority of security interests in assets of the Company, consisted of the following as of June 30, 2026 and December 31, 2025:

(in millions)	June 30, 2026	December 31, 2025
Euro Senior Secured Term Loan A, due October 2029 (floating interest rate of 4.54% at June 30, 2026 and 4.27% at December 31, 2025)	$95.0	$101.3
Euro Dollar Senior Secured Revolving Credit Facility, due October 2029 (floating interest rate of 4.54% at June 30, 2026 and 4.27% at December 31, 2025)	110.8	106.9
U.S. Dollar Senior Secured Revolving Credit Facility, due October 2029 (floating interest rate of 6.05% at June 30, 2026 and 6.06% at December 31, 2025)	113.6	33.6
Australian Dollar Senior Secured Revolving Credit Facility, due October 2029 (floating interest rate of 6.72% at June 30, 2026 and 6.03% at December 31, 2025)	27.2	24.1
Senior Unsecured Notes, due March 2029 (fixed interest rate of 4.25%)	575.0	575.0
Other borrowings	12.2	—
Total debt	933.8	840.9
Less:
Current portion	33.8	30.8
Debt issuance costs, unamortized	3.4	4.1
Long-term debt, net	$896.6	$806.0

Credit Agreement

The Company is party to a Third Amended and Restated Credit Agreement, dated as of January 27, 2017, as amended, among the Company, certain subsidiaries of the Company, Bank of America, N.A., as administrative agent, and the other agents

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

As of June 30, 2026, the applicable rate on Euro, Australian and Canadian dollar loans was 2.25 percent and the applicable rate on Base Rate loans was 1.25 percent. Undrawn amounts under the Revolving Facility are subject to a commitment fee rate of 0.25 percent to 0.375 percent per annum, depending on the Company's Consolidated Leverage Ratio. As of June 30, 2026, the commitment fee rate was 0.375 percent. Pursuant to the July 29, 2025 amendment to the Credit Agreement, pricing is fixed at Tier 1 (>4.25x) until December 31, 2026. Debt currently outstanding under our Credit Agreement is due on October 30, 2029, with the requirement that we refinance our senior unsecured notes by September 2028.

As of June 30, 2026, there were $251.6 million in borrowings outstanding under the Revolving Facility ($12.8 million reported in "Current portion of long-term debt" and $238.8 million reported in "Long-term debt, net"), and the amount available for borrowings was $204.8 million (allowing for $11.1 million of letters of credit outstanding on that date).

As of June 30, 2026, our Consolidated Leverage Ratio was approximately 4.30 to 1.00 versus our maximum covenant of 4.75 to 1.00.

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

The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Operating lease cost	$6.1	$7.3	$12.8	$14.4
Sublease income	(1.0)	(0.8)	(1.9)	(1.6)
Total lease cost	$5.1	$6.5	$10.9	$12.8

Other information related to leases was as follows:

	Six Months Ended June 30,
(in millions, except lease term and discount rate)	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$13.3	$15.0
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$3.7	$9.5

Weighted average remaining lease term:
Operating leases	4.9 years

Weighted average discount rate:
Operating leases	5.2%

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Future minimum lease payments, net of sublease income, for all non-cancelable leases as of June 30, 2026 were as follows:

Lease Commitments
(in millions)	Operating Leases
2026	$12.7
2027	20.6
2028	17.5
2029	13.8
2030	11.7
2031	4.1
Thereafter	5.4
Total minimum lease payments	85.8
Less imputed interest	9.7
Future minimum payments for leases, net of sublease rental income and imputed interest	$76.1

6. Pension and Other Retiree Benefits

The components of net periodic benefit (income) cost for pension and post-retirement plans for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,
	Pension				Post-retirement
	U.S.		International
(in millions)	2026	2025	2026	2025	2026	2025
Service cost	$—	$—	$0.2	$0.2	$—	$—
Interest cost	1.8	1.9	4.7	4.8	0.1	—
Expected return on plan assets	(3.2)	(3.2)	(5.1)	(4.6)	—	—
Amortization of net loss (gain)	0.8	0.6	1.0	1.1	(0.1)	(0.1)
Amortization of prior service cost	—	—	—	—	—	—
Net periodic benefit (income) cost⁽¹⁾	$(0.6)	$(0.7)	$0.8	$1.5	$—	$(0.1)

	Six Months Ended June 30,
	Pension				Post-retirement
	U.S.		International
(in millions)	2026	2025	2026	2025	2026	2025
Service cost	$—	$—	$0.3	$0.4	$—	$—
Interest cost	3.6	3.8	9.3	9.3	0.1	—
Expected return on plan assets	(6.4)	(6.4)	(10.3)	(9.0)	—	—
Amortization of net loss (gain)	1.6	1.2	2.1	2.2	(0.2)	(0.2)
Amortization of prior service cost	—	—	0.1	—	—	—
Net periodic benefit (income) cost⁽¹⁾	$(1.2)	$(1.4)	$1.5	$2.9	$(0.1)	$(0.2)

(1)
The components of net periodic benefit (income) cost, other than service cost, are included in the line "Non-operating pension (income) expense" in the Consolidated Statements of Income.

We expect to contribute approximately $18.0 million to our defined benefit plans in 2026. For the six months ended June 30, 2026, we have contributed $8.3 million to these plans.

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

7. Stock-Based Compensation

The following table summarizes our stock-based compensation expense, including stock options, restricted stock units ("RSUs") and performance stock units ("PSUs"), for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Stock option compensation expense	$—	$—	$—	$0.1
RSU compensation expense	3.7	1.5	5.0	4.9
PSU compensation expense	(0.9)	(1.0)	2.2	3.3
Total stock-based compensation expense	$2.8	$0.5	$7.2	$8.3

We generally recognize expense for stock-based awards ratably over the vesting period. During the second quarter of 2026, stock compensation grants were made consisting of 1,311,987 PSUs and 31,170 RSUs; in addition, the Company's Board of Directors approved the annual stock compensation grant to eligible non-employee directors, which consisted of 262,472 RSUs.

The following table summarizes our unrecognized compensation expense and the weighted-average period over which the expense will be recognized as of June 30, 2026:

	June 30, 2026
(in millions, except weighted average years)	Unrecognized Compensation Expense	Weighted Average Years Expense To Be Recognized Over
RSUs	$10.7	2.3
PSUs	$2.9	1.8

8. Inventories

The components of inventories were as follows:

(in millions)	June 30, 2026	December 31, 2025
Raw materials	$42.9	$46.3
Work in process	5.0	3.7
Finished goods	279.7	239.1
Total inventories	$327.6	$289.1

9. Goodwill and Identifiable Intangible Assets

Goodwill

We test goodwill for impairment at least annually and on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. No such event or circumstance was identified during the second quarter ended June 30, 2026.

Historically, we performed our annual impairment test during the second quarter with a May 31st measurement date. During the second quarter of 2026, we changed the measurement date from May 31st to August 31st. This change is preferable as it better aligns with the timing of our strategic planning process while still providing adequate time to complete the impairment testing analysis prior to the year-end financial reporting. The new measurement date is within twelve months of our last impairment assessment of goodwill which was performed as of November 30, 2025, on a quantitative basis, for both the Americas and International reporting units. This change does not accelerate, delay, avoid, or cause an impairment charge, nor does this change result in adjustments to previously issued financial statements.

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Changes in the net carrying amount of goodwill by segment were as follows:

(in millions)	ACCO Brands Americas	ACCO Brands International	Total
Balance at December 31, 2025	$254.7	$223.8	$478.5
Foreign currency translation	0.7	(9.9)	(9.2)
Balance at June 30, 2026	$255.4	$213.9	$469.3

The goodwill balance includes $530.8 million of accumulated impairment losses as of December 31, 2025 and June 30, 2026.

Identifiable Intangible Assets

We test our indefinite-lived intangible for impairment at least annually. During the second quarter of 2026, we determined to perform the annual impairment test as of August 31st to align with the impairment testing of goodwill. We also test for impairment on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has occurred. No such event or circumstance was identified during the second quarter ended June 30, 2026.

The gross carrying value and accumulated amortization by class of identifiable intangible assets as of June 30, 2026 and December 31, 2025, were as follows:

	June 30, 2026			December 31, 2025
(in millions)	Gross Carrying Amounts	Accumulated Amortization	Net Book Value	Gross Carrying Amounts	Accumulated Amortization	Net Book Value
Indefinite-lived intangible assets:
Trade name(1)	$101.2	$(44.5)	$56.7	$101.2	$(44.5)	$56.7
Amortizable intangible assets:
Trade names	656.5	(196.8)	459.7	658.9	(185.7)	473.2
Customer and contractual relationships	369.2	(266.5)	102.7	371.8	(260.4)	111.4
Vendor relationships	82.4	(30.4)	52.0	82.4	(27.7)	54.7
Patents and developed technology	12.6	(8.8)	3.8	8.2	(7.3)	0.9
Subtotal	1,120.7	(502.5)	618.2	1,121.3	(481.1)	640.2
Total identifiable intangibles	$1,221.9	$(547.0)	$674.9	$1,222.5	$(525.6)	$696.9

(1)
Accumulated amortization prior to the adoption of authoritative guidance on goodwill and other intangible assets, at which time further amortization ceased.

The Company's intangible amortization expense for the three and six months ended June 30, 2026 was $11.3 million and $22.7 million, respectively, and $11.6 million and $22.9 million for the three and six months ended June 30, 2025, respectively.

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Estimated amortization expense for amortizable intangible assets, as of June 30, 2026, for the current year and the next five years is as follows:

(in millions)	2026	2027	2028	2029	2030	2031
Estimated amortization expense(2)	$44.8	$42.3	$40.1	$38.3	$37.3	$36.2

(2)
Actual amounts of amortization expense may differ from estimated amounts due to changes in foreign currency exchange rates, additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets and other events.

Acquired Identifiable Intangibles

EPOS Acquisition

The preliminary purchase price allocation includes a definite-lived identifiable intangible asset for developed technology of approximately $3.3 million in connection with the acquisition of EPOS. The fair value of the developed technology was determined using the relief from royalty method. The Company is continuing to evaluate the estimated useful life of the acquired identifiable intangible asset, and such estimate remains subject to finalization during the measurement period.

10. Restructuring

The Company recorded $1.3 million and $8.0 million of restructuring expense for the three and six months ended June 30, 2026, which was primarily for severance related to the integration of EPOS and our cost reduction programs in both the Americas and International segments. The Company recorded $9.4 million and $11.7 million of net restructuring expense for the three and six months ended June 30, 2025.

The summary of the activity in the restructuring liability for the six months ended June 30, 2026 was as follows:

(in millions)	Balance at December 31, 2025	Provision	Cash Expenditures	Non-cash Items/Currency Change	Balance at June 30, 2026
Employee termination costs	$23.0	$7.4	$(9.6)	$(0.1)	$20.7
Other	0.3	0.6	(0.7)	(0.1)	0.1
Total restructuring liability(1)	$23.3	$8.0	$(10.3)	$(0.2)	$20.8

(1)
We expect $18.0 million of the remaining $20.8 million of restructuring costs to be paid in the next twelve months.

The summary of the activity in the restructuring liability for the six months ended June 30, 2025 was as follows:

(in millions)	Balance at December 31, 2024	Provision	Cash Expenditures	Non-cash Items/Currency Change	Balance at June 30, 2025
Employee termination costs	$26.6	$9.6	$(13.6)	$0.7	$23.3
Other	—	2.1	(2.1)	0.1	0.1
Total restructuring liability	$26.6	$11.7	$(15.7)	$0.8	$23.4

11. Income Taxes

For the three months ended June 30, 2026, we recorded income tax expense of $5.6 million on income before taxes of $19.7 million. For the three months ended June 30, 2025, we recorded income tax benefit of $6.5 million on income before taxes of $22.7 million. The $12.1 million increase in income tax expense for the three months ended June 30, 2026 was primarily attributable to the net tax benefit from settling the Brazil Tax Assessments in the three months ended June 30, 2025.

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the six months ended June 30, 2026, we recorded income tax expense of $1.1 million on income before taxes of $34.6 million. For the six months ended June 30, 2025, we recorded income tax benefit of $9.8 million on income before taxes of $6.2 million. The $10.9 million increase in income tax expense for the six months ended June 30, 2026 was primarily attributable to the net tax benefit from settling the Brazil Tax Assessments for the six months ended June 30, 2025 as well as the decrease in income before taxes for the six months ended June 30, 2026 without the bargain purchase gain that carries no tax effect.

The U.S. federal statute of limitations remains open for the years 2021 and forward. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from 2 to 6 years. As of June 30, 2026, years still open to examination by foreign tax authorities in major jurisdictions include Australia (2021 forward), Brazil (2021 forward), Canada (2022 forward), Germany (2020 forward), Sweden (2024 forward) and the U.K. (2024 forward). We are currently under examination in certain foreign and U.S. jurisdictions.

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

Organisation for Economic Co-operation and Development (“OECD”) Global Anti-Base Erosion Model Rules (Pillar Two)

Legislatures and taxing authorities in many jurisdictions in which we operate may enact changes to, or seek to enforce, novel interpretations of their tax rules. These changes may include modifications that can be temporary or permanent. For example, the Organisation for Economic Cooperation and Development (the "OECD"), the European Union and other countries (including countries in which we operate) have committed to enacting substantial changes to numerous long-standing tax principles impacting how large multinational enterprises are taxed. In particular, the OECD's Pillar Two initiative introduces a 15% global minimum tax (the "Global Minimum Tax") applied on a country-by-country basis and some jurisdictions have enacted a Global Minimum Tax effective January 1, 2024 while others are still evaluating the situation. As of June 30, 2026, there was no impact to our effective tax rate resulting from the enactment of a Global Minimum Tax in the jurisdictions in which we operate. Management will continue to assess the impact and materiality of these potential new rules as well as any other changes in domestic and international tax rules and regulations.

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

While the judicial appeals were pending, in January 2025, the Attorney General's Office of the Brazilian National Treasury ("Brazilian Treasury") offered an amnesty program in which it agreed to dismiss with prejudice any pending goodwill cases in exchange for the payment of at least 35 percent of the outstanding assessment principal, interest and legal fees on or before June 30, 2025. After considering this offer and to avoid further expense and uncertainty, ACCO Brazil decided to participate in the amnesty program. In June 2025, the Brazilian Treasury accepted ACCO Brazil's intent to participate in the amnesty program. The total amount of the settlement under this program was determined to be $7.4 million. The Company paid an initial installment of $2.0 million on June 30, 2025, and under the terms of the settlement, the remaining $5.4 million was paid in monthly installments, including interest, through June 2026. As the payments have been completed, the pending cases will be dismissed with prejudice, thereby resolving the matter.

12. Earnings per Share

The computation of earnings per share for the three and six months ended June 30, 2026 and 2025 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions except per share data)	2026	2025	2026	2025
Net income	$14.1	$29.2	$33.5	$16.0
Determination of shares:
Weighted-average number of common shares outstanding	94.0	91.6	93.3	92.5
Shares issuable on exercise of stock awards, net of shares assumed to be purchased out of proceeds at average market price	1.6	1.5	2.4	1.8
Average common shares outstanding for fully diluted computation(1)	95.6	93.1	95.7	94.3

Per share:
Basic income per share	$0.15	$0.32	$0.36	$0.17
Diluted income per share	$0.15	$0.31	$0.35	$0.17
Shares outstanding as of June 30,			92.3	90.1

(1)
Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.

For the three months ended June 30, 2026 and 2025, approximately 9.4 million and 11.9 million shares, respectively, and for the six months ended June 30, 2026 and 2025, approximately 9.1 million and 11.0 million shares, respectively, were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive.

Under our stock repurchase program, for each of the three months ended June 30, 2026 and 2025 and six months ended June 30, 2026, we did not repurchase or retire any shares. For the six months ended June 30, 2025, we repurchased and retired 3.2 million shares. For each of the six months ended June 30, 2026 and 2025, we acquired 1.0 million and 0.2 million shares, respectively, related to tax withholding for share-based compensation.

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

Forward currency contracts are used to hedge foreign denominated inventory purchases for Europe, Australia, Canada, Japan and New Zealand, and are designated as cash flow hedges. Unrealized gains and losses on these contracts are deferred in Accumulated Other Comprehensive Income (Loss) ("AOCI") until the contracts are settled and the underlying hedged transactions relating to inventory purchases are recognized, at which time the deferred gains or losses will be reported in the "Cost of products sold" line in the Consolidated Statements of Income. As of June 30, 2026 and December 31, 2025, we had cash flow foreign exchange contracts outstanding with a U.S. dollar equivalent notional value of $97.4 million and $101.5 million, respectively, which were designated as hedges.

Forward currency contracts used to hedge foreign denominated intercompany loans are not designated as hedging instruments. Gains and losses on these derivative instruments are recognized within "Other expense, net" in the Consolidated Statements of Income and are largely offset by the change in the current translated value of the hedged item. The periods of the forward foreign exchange contracts correspond to the periods of the hedged transactions. As of June 30, 2026 and December 31, 2025, we had foreign exchange contracts outstanding with a U.S. dollar equivalent notional value of $43.1 million and $38.7 million, respectively, which were not designated as hedges.

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes the fair value of our derivative financial instruments as of June 30, 2026 and December 31, 2025:

	Fair Value of Derivative Instruments
	Derivative Assets			Derivative Liabilities
(in millions)	Balance Sheet Location	June 30, 2026	December 31, 2025	Balance Sheet Location	June 30, 2026	December 31, 2025
Derivatives designated as hedging instruments:
Foreign exchange contracts	Other current assets	$2.7	$0.3	Other current liabilities	$0.4	$1.2
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current assets	0.1	0.3	Other current liabilities	0.4	—
Total derivatives		$2.8	$0.6		$0.8	$1.2

The following tables summarize the pre-tax effect of our derivative financial instruments on the condensed consolidated financial statements for the three and six months ended June 30, 2026 and 2025:

	The Effect of Derivative Instruments in Cash Flow Hedging Relationships on the Consolidated Financial Statements
	Amount of Gain (Loss) Recognized in AOCI (Effective Portion)		Location of (Gain) Loss Reclassified from AOCI to Income	Amount of (Gain) Loss Reclassified from AOCI to Income (Effective Portion)
	Three Months Ended June 30,			Three Months Ended June 30,
(in millions)	2026	2025		2026	2025
Cash flow hedges:
Foreign exchange contracts	$0.4	$(4.8)	Cost of products sold	$0.4	$0.6

	The Effect of Derivative Instruments in Cash Flow Hedging Relationships on the Consolidated Financial Statements
	Amount of Gain (Loss) Recognized in AOCI (Effective Portion)		Location of (Gain) Loss Reclassified from AOCI to Income	Amount of (Gain) Loss Reclassified from AOCI to Income (Effective Portion)
	Six Months Ended June 30,			Six Months Ended June 30,
(in millions)	2026	2025		2026	2025
Cash flow hedges:
Foreign exchange contracts	$1.6	$(5.4)	Cost of products sold	$1.2	$(1.4)

	The Effect of Derivatives Not Designated as Hedging Instruments on the Consolidated Financial Statements
	Location of (Gain) Loss Recognized in Income on Derivatives	Amount of (Gain) Loss Recognized in Income		Amount of (Gain) Loss Recognized in Income
		Three Months Ended June 30,		Six Months Ended June 30,
(in millions)		2026	2025	2026	2025
Foreign exchange contracts	Other expense, net	$0.1	$0.5	$0.3	$0.6

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

We have determined that our financial assets and liabilities described in "Note 13. Derivative Financial Instruments" are Level 2 in the fair value hierarchy. The following table sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2026 and December 31, 2025:

(in millions)	June 30, 2026	December 31, 2025
Assets:
Forward currency contracts	$2.8	$0.6
Liabilities:
Forward currency contracts	$0.8	$1.2

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

The fair values of cash and cash equivalents, notes payable to banks, accounts receivable and accounts payable approximate carrying amounts due principally to their short maturities. The carrying amount of total debt was $933.8 million and $840.9 million and the estimated fair value of total debt was $893.5 million and $799.2 million at June 30, 2026 and December 31, 2025, respectively. The fair values are determined from quoted market prices, where available, and from using current interest rates based on credit ratings and the remaining terms of maturity.

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

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

15. Accumulated Other Comprehensive Income (Loss)

AOCI is defined as net income (loss) and other changes in stockholders’ equity from transactions and other events from sources other than stockholders. The components of, and changes in, AOCI were as follows:

(in millions)	Derivative Financial Instruments	Foreign Currency Adjustments	Unrecognized Pension and Other Post-retirement Benefit Costs	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2025	$(0.7)	$(359.4)	$(162.5)	$(522.6)
Other comprehensive income (loss) before reclassifications, net of tax	1.2	(2.2)	1.5	0.5
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	0.8	—	2.7	3.5
Balance at June 30, 2026	$1.3	$(361.6)	$(158.3)	$(518.6)

The reclassifications out of AOCI for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Location on Income Statement
Gain (loss) on cash flow hedges:
Foreign exchange contracts	$(0.4)	$(0.6)	$(1.2)	$1.4	Cost of products sold
Tax benefit (expense)	0.2	0.1	0.4	(0.4)	Income tax expense (benefit)
Net of tax	$(0.2)	$(0.5)	$(0.8)	$1.0
Defined benefit plan items:
Amortization of net actuarial loss(1)	$(1.7)	$(1.6)	$(3.5)	$(3.2)
Amortization of prior service cost(1)	—	—	(0.1)	—
Total before tax	(1.7)	(1.6)	(3.6)	(3.2)
Tax benefit	0.8	0.5	0.9	0.6	Income tax expense (benefit)
Net of tax	$(0.9)	$(1.1)	$(2.7)	$(2.6)

Total reclassifications for the period, net of tax	$(1.1)	$(1.6)	$(3.5)	$(1.6)

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

As of December 31, 2025, there was $2.5 million of unearned revenue associated with outstanding service or extended maintenance agreements ("EMAs"), primarily reported in "Other current liabilities." During the three and six months ended June 30, 2026, $1.0 million and $1.5 million of the unearned revenue was earned and recognized. As of June 30, 2026, the amount of unearned revenue from EMAs was $1.7 million. We expect to earn and recognize approximately $1.3 million of the unearned amount in the next 12 months and $0.4 million in periods beyond the next 12 months.

The following tables present our net sales disaggregated by regional geography, based upon our operating segments and our net sales disaggregated by the timing of revenue recognition for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
United States	$204.2	$190.4	$329.5	$318.2
Canada	26.0	27.6	40.7	41.8
Latin America	32.7	30.5	71.2	62.4
ACCO Brands Americas	262.9	248.5	441.4	422.4

EMEA(1)	118.3	113.1	247.7	225.7
Australia/N.Z.	24.8	24.6	51.9	47.9
Asia	9.1	8.6	17.8	16.2
ACCO Brands International	152.2	146.3	317.4	289.8
Net sales(2)	$415.1	$394.8	$758.8	$712.2

(1) EMEA is comprised largely of Europe but also includes export sales to the Middle East and Africa.

(2) Net sales are attributed to geographic areas based on the location of the selling subsidiaries.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Product and services transferred at a point in time	$409.7	$386.2	$746.9	$695.4
Product and services transferred over time	5.4	8.6	11.9	16.8
Net sales	$415.1	$394.8	$758.8	$712.2

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

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company's two operating segments are as follows:

Operating Segment	Geography	Primary Brands	Primary Products
ACCO Brands Americas	United States, Canada and Latin America	AT-A-GLANCE®, Barrilito®, EPOS®, Five Star®, Foroni®, GBC®, Hilroy®, Kensington®, Mead®, PowerA®, Quartet®, Swingline® and Tilibra®	Note taking products, gaming and computer accessories; planners; workspace machines, tools and essentials and dry erase boards and accessories.

ACCO Brands International	EMEA, Australia/N.Z., and Asia	Artline®*, Buro®, Derwent®, EPOS®, Esselte®, Franken®, GBC®, Kensington®, Leitz®, Marbig®, NOBO®, PowerA®, Rapid®, Rexel® and Spirax® *Australia/N.Z. only

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

The operating results regularly provided to the CODM for our operating segments for the three and six months ended June 30, 2026 and 2025 were as follows:

	For The Three Months Ended June 30, 2026			For The Three Months Ended June 30, 2025
	ACCO Brands Americas	ACCO Brands International	Total	ACCO Brands Americas	ACCO Brands International	Total
Net sales	$262.9	$152.2	$415.1	$248.5	$146.3	$394.8
Cost of products sold	171.2	109.8	281.0	166.4	98.7	265.1
Gross profit	91.7	42.4	134.1	82.1	47.6	129.7

Sales and marketing expenses(1)	23.7	28.7	52.4	25.8	24.4	50.2
Administrative expenses(2)	13.9	13.6	27.5	13.2	10.7	23.9
Restructuring	0.3	1.0	1.3	0.8	8.6	9.4
Gain on the disposal of assets	—	—	—	(5.7)	(1.2)	(6.9)
All other(3)	7.4	3.9	11.3	7.3	4.3	11.6
Segment operating income (loss)	46.4	(4.8)	41.6	40.7	0.8	41.5
Corporate expense			11.3			8.5
Total consolidated operating income			30.3			33.0
Interest expense, net			9.3			8.9
Non-operating pension (income) expense			(0.1)			0.6
Bargain purchase gain			1.1			—
Other expense			0.3			0.8
Income before income tax			$19.7			$22.7

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

	For The Six Months Ended June 30, 2026			For The Six Months Ended June 30, 2025
	ACCO Brands Americas	ACCO Brands International	Total	ACCO Brands Americas	ACCO Brands International	Total
Net Sales	$441.4	$317.4	$758.8	$422.4	$289.8	$712.2
Cost of products sold	297.4	220.5	517.9	286.8	196.1	482.9
Gross profit	144.0	96.9	240.9	135.6	93.7	229.3

Sales and marketing expenses(1)	47.6	57.9	105.5	51.6	47.0	98.6
Administrative expenses(2)	29.6	27.8	57.4	30.9	24.6	55.5
Restructuring	2.5	5.5	8.0	2.6	9.1	11.7
Gain on the disposal of assets	—	—	—	(5.7)	(1.2)	(6.9)
All other(3)	14.5	8.1	22.6	14.6	8.3	22.9
Segment operating income (loss)	49.8	(2.4)	47.4	41.6	5.9	47.5
Corporate expense			27.5			21.2
Total consolidated operating income			19.9			26.3
Interest expense, net			18.6			17.8
Non-operating pension (income) expense			(0.2)			1.1
Bargain purchase gain			(36.5)			—
Other expense			3.4			1.2
Income before income tax			$34.6			$6.2

(1)
Sales and Marketing consists primarily of advertising, marketing, selling, customer service and research and development.
(2)
Administrative expense consists primarily of executive, finance, information technology and human resources expenses.
(3)
All other expense primarily consists of amortization of intangibles.

The following table presents the measure of operating segment assets used by the Company's CODM as of June 30, 2026 and December 31, 2025:

(in millions)	June 30, 2026	December 31, 2025
ACCO Brands Americas	$471.9	$445.9
ACCO Brands International	229.9	202.9
Total segment assets(4)	701.8	648.8
Goodwill	469.3	478.5
Identifiable intangibles, net	674.9	696.9
Property, plant and equipment, net	136.6	138.8
Unallocated assets(5)	341.7	290.0
Total assets	$2,324.3	$2,253.0

(4)
Segment assets represent assets that are regularly provided to the CODM and consist of accounts receivable less allowances and inventory.
(5)
Unallocated assets consist primarily of cash, deferred taxes, derivatives, prepaid pension assets, prepaid debt issuances costs and right of use asset, leases.

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Property, plant, and equipment, net by operating segment as of June 30, 2026 and December 31, 2025:

(in millions)	June 30, 2026	December 31, 2025
U.S.	$47.0	$48.5
Canada	0.6	0.8
Latin America	24.6	24.2
ACCO Brands Americas	72.2	73.5

ACCO Brands EMEA	54.6	55.8
Australia/N.Z.	9.2	8.9
Asia-Pacific	0.6	0.6
ACCO Brands International	64.4	65.3
Property, plant and equipment, net	$136.6	$138.8

Capital spend by operating segment as of June 30, 2026 and December 31, 2025:

(in millions)	June 30, 2026	December 31, 2025
ACCO Brands Americas	$3.5	$13.4
ACCO Brands International	4.0	6.1
Total capital spend	$7.5	$19.5

Depreciation expense by operating segment for the three and six months ended June 30, 2026 and 2025 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
ACCO Brands Americas	$3.0	$4.2	$6.0	$8.7
ACCO Brands International	1.1	2.4	3.5	4.6
Total depreciation	$4.1	$6.6	$9.5	$13.3

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

Tariffs

In February 2026, the U.S. Supreme Court overturned the temporary tariffs imposed in the prior year under the International Emergency Economic Powers Act ("IEEPA"), reducing the impact of U.S. tariffs on imported goods prospectively.

In March 2026, the Court of International Trade ("CIT") directed the U.S. Customs and Border Protection ("CBP") to begin refunding all tariffs imposed under IEEPA. In April 2026, the CBP launched the Consolidated Administration and processing of Entries ("CAPE") process, which allows entities to submit refund claims for IEEPA tariffs paid. We submitted claims seeking approximately $20.6 million of previously paid IEEPA tariffs through CAPE, which we expect to receive during the second half of 2026. In addition, we intend to submit additional claims of approximately $5.0 million which we expect to receive during 2027.

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company elected to account for the recoveries for previously paid IEEPA tariffs in accordance with the Accounting Standards Codification 450-30, Gain Contingencies ("ASC 450"). ASC 450 states that a gain contingency is not recognized in the financial statements until the gain is realized or realizable. The Company will record tariff refunds received as a reduction of inventory to the extent the inventory remains on hand, or a reduction of cost of goods sold for inventory that has already been sold. There can be no assurance of the timing or likelihood of receipt of these refund claims.

In July 2026, the U.S. government announced new tariffs under Section 301 of the U.S. trade laws which became effective on July 24, 2026 when the temporary tariffs expired.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three and six months ended June 30, 2026 and 2025 should be read in conjunction with the unaudited condensed consolidated financial statements of ACCO Brands Corporation and the accompanying notes contained therein.

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

Overview of Performance

The second quarter benefited from the acquisition of EPOS and favorable foreign exchange. The Company continues to be impacted by softer global demand primarily due to lower consumer and office spending and geopolitical instability. We expect these collective global trends and the impact of evolving trade policy to continue to impact our results of operations.

During the second quarter, our net sales increased $20.3 million, or 5.1 percent, compared to the prior year's second quarter. The net sales increase reflects the acquisition of EPOS and favorable foreign exchange. Growth in the Americas segment's learning and creative category was partially offset by organic declines within the International segment.

We reported operating income of $30.3 million in the second quarter, compared to $33.0 million in the prior year's second quarter. The decline reflects the gain on sale of property in the prior year, as well as the amortization of inventory step-up and a Brazil indirect tax in the current year, which more than offset the increase in gross profit and reduction in restructuring expense.

Our operating cash flow for the first six months was cash used of $31.8 million compared to cash used of $33.4 million in the prior year primarily reflecting reductions in working capital. Our operating cash flow continues to be seasonal with a historic pattern of strong inflows during the second half of the year.

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

In February 2026, the U.S. Supreme Court overturned the temporary tariffs imposed in the prior year under IEEPA, reducing the impact of U.S. tariffs on imported goods prospectively.

In March 2026, the CIT directed the CBP to begin refunding all tariffs imposed under IEEPA. In April 2026, the CBP launched the CAPE process, which allows entities to submit refund claims for IEEPA tariffs paid. We submitted claims seeking approximately $20.6 million of previously paid IEEPA tariffs through CAPE, which we expect to receive during the second half of 2026. In addition, we intend to submit additional claims of approximately $5.0 million which we expect to receive during 2027.

The Company elected to account for the recoveries for previously paid IEEPA tariffs in accordance with ASC 450. ASC 450 states that a gain contingency is not recognized in the financial statements until the gain is realized or realizable. The Company will record tariff refunds received as a reduction of inventory to the extent the inventory remains on hand, or a reduction of cost of goods sold for inventory that has already been sold. There can be no assurance of the timing or likelihood of receipt of these refund claims.

In July 2026, the U.S. government announced new tariffs under Section 301 of the U.S. trade laws which became effective on July 24, 2026 when the temporary tariffs expired.

For further information on our risks related to the impact of tariffs and changes in trade policies, see "Part I, Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2025.

Consolidated Results of Operations for the Three and Six Months Ended June 30, 2026 and 2025

	Three Months Ended June 30,		Amount of Change		Six Months Ended June 30,		Amount of Change
(in millions, except per share data)	2026	2025	$	%/pts	2026	2025	$	%/pts
Net sales	$415.1	$394.8	$20.3	5.1%	$758.8	$712.2	$46.6	6.5%
Comparable sales (Non-GAAP)(1)	$385.8	$394.8	$(9.0)	(2.3)%	$695.2	$712.2	$(17.0)	(2.5)%

Gross profit	134.1	129.7	4.4	3.4%	240.9	229.3	11.6	5.1%
Gross profit margin	32.3%	32.9%			31.7%	32.2%

Selling, general and administrative expenses	91.2	82.6	8.6	10.4%	190.3	175.3	15.0	8.6%
Intangible amortization and other operating expense	12.6	14.1	(1.5)	(10.6)%	30.7	27.7	3.0	10.8%

Operating income	30.3	33.0	(2.7)	(8.2)%	19.9	26.3	(6.4)	(24.3)%
Operating income margin	7.3%	8.4%			2.6%	3.7%

Interest expense, net	9.3	8.9	0.4	4.5%	18.6	17.8	0.8	4.5%
Bargain purchase gain	1.1	—	1.1	NM	(36.5)	—	(36.5)	NM
Non-operating pension and other expense, net	0.2	1.4	(1.2)	(85.7)%	3.2	2.3	0.9	39.1%

Income (loss) before income tax	19.7	22.7	(3.0)	(13.2)%	34.6	6.2	28.4	NM
Income tax expense (benefit)	5.6	(6.5)	12.1	NM	1.1	(9.8)	10.9	NM
Effective tax rate	28.4%	(28.6)%			3.2%	(158.1)%

Net income	14.1	29.2	(15.1)	(51.7)%	33.5	16.0	17.5	109.4%
Diluted income per share	$0.15	$0.31	$(0.16)	(51.6)%	$0.35	$0.17	$0.18	105.9%

(1)
See reconciliation to GAAP contained in Part I, Item 2. "Supplemental Non-GAAP Financial Measure."

Net Sales

For the three months ended June 30, 2026, net sales increased $20.3 million, or 5.1 percent. including $22.4 million of sales from the acquisition of EPOS and $6.9 million, or 1.7 percent from favorable foreign exchange. Comparable net sales decreased 2.3 percent which includes lower volume of $12.8 million, or 3.2 percent, as growth in the Americas segment's learning and creative category was more than offset by declines in the International segment and technology peripherals globally.

For the six months ended June 30, 2026, net sales increased $46.6 million, or 6.5 percent, including $37.6 million of sales from the acquisition of EPOS and $26.0 million, or 3.7 percent from favorable foreign exchange. Comparable net sales decreased 2.5 percent which includes lower volume, of $25.4 million, or 3.6 percent, as stronger demand for learning and creative categories in the Americas segment and growth in Mexico were more than offset by declines in technology peripherals and lower demand for workspace solutions globally.

Gross Profit

For the three months ended June 30, 2026, gross profit increased $4.4 million, or 3.4 percent, primarily due to global cost reduction actions and the acquisition of EPOS, partially offset by $3.4 million of inventory step-up amortization. Favorable foreign exchange increased gross profit by $1.8 million, or 1.4 percent.

For the six months ended June 30, 2026, gross profit increased $11.6 million, or 5.1 percent, primarily due to global cost reduction actions and the acquisition of EPOS, partially offset by $3.4 million of inventory step-up amortization. Favorable foreign exchange increased gross profit $8.0 million, or 3.5 percent.

Selling, General and Administrative Expenses ("SG&A")

For the three months ended June 30, 2026, SG&A increased $8.6 million, or 10.4 percent. The increase was due to the acquisition of EPOS, a Brazil indirect tax, and adverse foreign exchange which more than offset the positive impact of global cost reductions.

For the six months ended June 30, 2026, SG&A increased $15.0 million, or 8.6 percent. The increase was due to the acquisition of EPOS, a litigation settlement, a Brazil indirect tax, and adverse foreign exchange which more than offset the positive impact of global cost reductions.

Operating Income

For the three months ended June 30, 2026, operating income decreased $2.7 million or 8.2 percent. The quarter was impacted by the amortization of inventory step-up and a Brazil indirect tax in the current year, partially offset by a reduction in restructuring expense. The prior year quarter benefited from the gain on sale of property.

For the six months ended June 30, 2026, operating income decreased $6.4 million or 24.3 percent. The current year period was impacted by $4.0 million related to a litigation settlement, $3.4 million of inventory step-up amortization, $1.8 million Brazil indirect tax, partially offset by the benefit of cost reduction actions and lower restructuring expense. The prior year benefited from the gain on sale of property of $6.9 million. Favorable foreign exchange benefited operating income $1.3 million, or 4.9 percent.

Bargain Purchase Gain

For the six months ended June 30, 2026, we recorded a $36.5 million preliminary bargain purchase gain related to our acquisition of EPOS.

For further information, see "Note 3. Acquisitions" to the consolidated financial statements contained in "Part I, Item 1. Financial Information" of this Quarterly Report on Form 10-Q.

Income Tax Expense (Benefit)

For the three months ended June 30, 2026, we recorded income tax expense of $5.6 million on income before taxes of $19.7 million. For the three months ended June 30, 2025, we recorded an income tax benefit of $6.5 million on income before taxes of $22.7 million. In June 2025, the Company entered into a settlement related to the Brazil Tax Assessments resulting in a net tax benefit of $13.4 million.

For the six months ended June 30, 2026, we recorded income tax expense of $1.1 million on income before taxes of $34.6 million. For the six months ended June 30, 2025, we recorded an income tax benefit of $9.8 million on income before taxes of $6.2 million. In June 2025, the Company entered into a settlement related to the Brazil Tax Assessments resulting in a net tax benefit of $13.4 million.

For further information, see "Note 11. Income Taxes" to the consolidated financial statements contained in "Part I, Item 1. Financial Information" of this Quarterly Report on Form 10-Q.

Segment Net Sales and Operating Income for the Three and Six Months Ended June 30, 2026 and 2025

ACCO Brands Americas

	Three Months Ended June 30,		Amount of Change			Six Months Ended June 30,		Amount of Change
(in millions)	2026	2025	$	%/pts		2026	2025	$	%/pts
Net sales	$262.9	$248.5	$14.4	5.8%		$441.4	$422.4	$19.0	4.5%
Comparable sales (Non-GAAP)⁽¹⁾	$253.0	$248.5	$4.5	1.8%		$422.9	$422.4	$0.5	0.1%

Segment operating income⁽²⁾	46.4	40.7	5.7	14.0%		49.8	41.6	8.2	19.7%
Segment operating income margin	17.6%	16.4%		1.2	pts	11.3%	9.8%		1.5	pts

(1)
See reconciliation to GAAP contained in Part I, Item 2. "Supplemental Non-GAAP Financial Measure."
(2)
Segment operating income excludes corporate costs. See "Part I, Item 1. Note 17. Information on Operating Segments" for a reconciliation of total "Segment operating income" to "Income before income tax."

For the three months ended June 30, 2026, net sales increased $14.4 million, or 5.8 percent, including $6.6 million of sales from the acquisition of EPOS and $3.3 million, or 1.3 percent, from favorable foreign exchange. Comparable net sales increased 1.8 percent primarily driven by price and program of $3.3 million, or 1.3 percent and higher volume, which was up $1.2 million, or 0.5 percent. The volume increase was driven by strong performance in the learning and creative category in North America and Mexico, more than offsetting declines in workspace solutions and technology peripherals.

For the six months ended June 30, 2026, net sales increased $19.0 million, or 4.5 percent, including $10.1 million of sales from the acquisition of EPOS and $8.4 million, or 2.0 percent, from favorable foreign exchange. Comparable net sales increased 0.1 percent driven by price and program of $6.9 million, or 1.6 percent, partly offset by lower volume, which was down $6.4 million, or 1.5 percent. Volume declines in workspace solutions and technology peripherals were partly offset by growth in the learning and creative category in North America as well as growth in Latin America.

For the three months ended June 30, 2026, we reported operating income of $46.4 million, compared to operating income of $40.7 million. The current year quarter benefited from cost savings and higher sales volume, partly offset by the prior year gain on sale of our Sidney, New York facility of $5.7 million.

For the six months ended June 30, 2026, operating income increased $8.2 million primarily driven by cost savings and the acquisition of EPOS, partly offset the prior year gain on the sale of our Sidney, New York facility.

ACCO Brands International

	Three Months Ended June 30,		Amount of Change			Six Months Ended June 30,		Amount of Change
(in millions)	2026	2025	$	%/pts		2026	2025	$	%/pts
Net sales	$152.2	$146.3	$5.9	4.0%		$317.4	$289.8	$27.6	9.5%
Comparable sales (Non-GAAP)⁽¹⁾	$132.8	$146.3	$(13.5)	(9.3)%		$272.3	$289.8	$(17.5)	(6.1)%

Segment operating (loss) income⁽²⁾	(4.8)	0.8	(5.6)	NM		(2.4)	5.9	(8.3)	(140.7)%
Segment operating (loss) income margin	(3.2)%	0.5%		(3.7)	pts	(0.8)%	2.0%		(2.8)	pts

(1)
See reconciliation to GAAP contained in Part I, Item 2. "Supplemental Non-GAAP Financial Measure."
(2)
Segment operating (loss) income excludes corporate costs. See "Part I, Item 1. Note 17. Information on Operating Segments" for a reconciliation of total "Segment operating (loss) income" to "Income before income tax."

For the three months ended June 30, 2026, net sales increased $5.9 million, or 4.0 percent, including $15.8 million of sales from the acquisition of EPOS and $3.6 million, or 2.5 percent of favorable foreign exchange. Comparable net sales decreased 9.3 percent driven by lower volume, which was down $14.0 million, or 9.6 percent, primarily due to reduced demand for office product categories, partly offset by the benefit of price increases, net of programs of $0.5 million, or 0.3 percent.

For the six months ended June 30, 2026, net sales increased $27.6 million, or 9.5 percent, including $27.5 million of sales from the acquisition of EPOS and $17.6 million, or 6.1 percent, of favorable foreign exchange. Comparable net sales decreased 6.1 percent driven by lower volume, which was down $19.0 million, or 6.6 percent, primarily due to reduced demand for business and consumer products, partly offset by the benefit of price increases, net of programs of $1.5 million, or 0.5 percent.

For the three months ended June 30, 2026, we reported an operating loss of $4.8 million compared to operating income of $0.8 million primarily due to $3.4 million amortization of inventory step-up, lower organic sales volume, partly offset by cost savings. The prior year benefited from the gain on sale of our Barcelona, Spain facility for $1.2 million.

For the six months ended June 30, 2026, we reported an operating loss of $2.4 million compared to operating income of $5.9 million primarily due to lower organic sales volume, fixed cost deleveraging and amortization of inventory step up, partly offset by favorable foreign exchange and cost savings. The prior year benefited from the gain on sale of our Barcelona, Spain facility for $1.2 million.

Liquidity and Capital Resources

Our primary liquidity needs are to support our working capital requirements, service indebtedness and fund capital expenditures, dividends, acquisitions, and stock repurchases. Our principal sources of liquidity are cash flows from operating activities, cash and cash equivalents held, and seasonal borrowings under our $467.5 million multi-currency revolving credit facility (the "Revolving Facility"). As of June 30, 2026, there was $251.6 million in borrowings outstanding under the Revolving Facility ($12.8 million reported in "Current portion of long-term debt" and $238.8 million reported in "Long-term debt, net"), and the amount available for borrowings was $204.8 million (allowing for $11.1 million of letters of credit outstanding on that date). We had $106.4 million in cash on hand as of June 30, 2026, and our total available liquidity (cash and availability under our credit facilities) was $311.2 million.

As of June 30, 2026, our Consolidated Leverage Ratio was approximately 4.30 to 1.00 versus our maximum covenant of 4.75 to 1.00. We have no debt maturities before March 2029. Debt currently outstanding under our Credit Agreement is due on October 30, 2029, with the requirement that we refinance our senior unsecured notes by September 2028.

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

The $358.8 million of debt currently outstanding under our senior secured credit facilities had a weighted average interest rate of 5.21 percent as of June 30, 2026, and the $575.0 million outstanding principal amount of our senior unsecured notes due March 2029 have a fixed interest rate of 4.25 percent.

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

During 2024, the Company announced a multi-year restructuring and cost savings program, with currently anticipated annualized pre-tax cost savings of approximately $100.0 million by the end of 2026. The program incorporates initiatives to simplify and delayer the Company's operating structure and reduce costs through headcount reductions, supply chain optimization, global footprint rationalization, and better leveraging the Company's sourcing capabilities. In the first half of the current year the Company realized approximately $20.0 million in pre-tariff savings and approximately $80.0 million since inception of the program.

During the first half of the current year, we recorded restructuring costs of $8.0 million primarily related to the integration of EPOS.

For additional details, see "Note 10. Restructuring" to the condensed consolidated financial statements contained in "Part I, Item 1. Financial Information" of this Quarterly Report on Form 10-Q.

Cash Flow for the Six Months Ended June 30, 2026 and 2025

During the six months ended June 30, 2026, our cash and cash equivalents increased $42.0 million, as compared to an increase of $59.2 million in the first six months of the prior year. The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
(in millions)	2026	2025	Amount of Change
Net cash flow provided (used) by:
Operating activities	$(31.8)	$(33.4)	$1.6
Investing activities	(7.7)	(0.4)	(7.3)

Net borrowings	97.7	115.3	(17.6)
Dividends paid	(13.8)	(13.5)	(0.3)
All other financing	(3.5)	(16.0)	12.5
Financing activities	80.4	85.8	(5.4)
Effect of foreign exchange rate changes on cash and cash equivalents	1.1	7.2	(6.1)
Net increase in cash and cash equivalents	$42.0	$59.2	$(17.2)

Cash Flow from Operating Activities

Cash used by operating activities during the six months ended June 30, 2026, was driven by cash used for trade working capital of $25.7 million, which includes accounts receivable, inventory, and accounts payable as well as by a net cash outflow from other assets and liabilities of $47.0 million including cash payments for restructuring, taxes, interest, pensions, and incentive compensation. These were partially offset by cash inflows of $40.9 million after excluding non-cash impacts primarily from amortization of intangibles, depreciation, stock-based compensation expense, and the preliminary bargain purchase gain related to the acquisition of EPOS from our net income.

Cash used by operating activities during the six months ended June 30, 2025, was driven by cash used for trade working capital of $11.2 million, which includes accounts receivable, inventory, and accounts payable as well as by a net cash outflow from other assets and liabilities of $76.7 million including cash payments for restructuring, taxes, interest, pensions, and incentive compensation. These were partially offset by cash inflows of $54.5 million after excluding non-cash impacts primarily from amortization of intangibles, depreciation, stock-based compensation expense, and the gain on the sale of our facilities in Sidney, New York and Barcelona, Spain from our net income.

Cash Flow from Investing Activities

Cash used by investing activities during the six months ended June 30, 2026, was primarily due to capital expenditures and $1.1 million of cash used for the acquisition of EPOS, net of cash acquired.

Cash used by investing activities during the six months ended June 30, 2025, was primarily due to $10.1 million of cash used for the acquisition of Buro Seating as well as capital expenditures, largely offset by $16.5 million in proceeds from the sale of our facilities in Sidney, New York and Barcelona, Spain.

Cash Flow from Financing Activities

Cash provided by financing activities during the six months ended June 30, 2026, was primarily due to borrowings exceeding debt repayments, partially offset by dividend payments and payments related to tax withholding for stock-based compensation.

Cash provided by financing activities during the six months ended June 30, 2025, was primarily due to borrowings exceeding debt repayments, partially offset by dividend payments and $15.1 million in repurchases of common stock.

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

The following tables provide a reconciliation of GAAP net sales as reported to non-GAAP comparable sales:

	Comparable Sales - Three Months Ended June 30, 2026
		Non-GAAP

(in millions)	GAAP Net Sales	Currency Translation	Acquisition	Comparable Sales
ACCO Brands Americas	$262.9	$3.3	$6.6	$253.0
ACCO Brands International	152.2	3.6	15.8	132.8
Total	$415.1	$6.9	$22.4	$385.8

	Amount of Change - Three Months Ended June 30, 2026 compared to the Three Months Ended June 30, 2025
	$ Change - Net Sales
		Non-GAAP

(in millions)	GAAP Net Sales Change	Currency Translation	Acquisition	Comparable Sales Change
ACCO Brands Americas	$14.4	$3.3	$6.6	$4.5
ACCO Brands International	5.9	3.6	15.8	(13.5)
Total	$20.3	$6.9	$22.4	$(9.0)

	% Change - Net Sales
		Non-GAAP

	GAAP Net Sales Change	Currency Translation	Acquisition	Comparable Sales Change
ACCO Brands Americas	5.8%	1.3%	2.7%	1.8%
ACCO Brands International	4.0%	2.5%	10.8%	(9.3)%
Total	5.1%	1.7%	5.7%	(2.3)%

	Comparable Sales - Six Months Ended June 30, 2026
		Non-GAAP

(in millions)	GAAP Net Sales	Currency Translation	Acquisition	Comparable Sales
ACCO Brands Americas	$441.4	$8.4	$10.1	$422.9
ACCO Brands International	317.4	17.6	27.5	272.3
Total	$758.8	$26.0	$37.6	$695.2

	Amount of Change - Six Months Ended June 30, 2026 compared to the Six Months Ended June 30, 2025
	$ Change - Net Sales
		Non-GAAP

(in millions)	GAAP Net Sales Change	Currency Translation	Acquisition	Comparable Sales
ACCO Brands Americas	$19.0	$8.4	$10.1	$0.5
ACCO Brands International	27.6	17.6	27.5	(17.5)
Total	$46.6	$26.0	$37.6	$(17.0)

	% Change - Net Sales
		Non-GAAP

	GAAP Net Sales Change	Currency Translation	Acquisition	Comparable Sales
ACCO Brands Americas	4.5%	2.0%	2.4%	0.1%
ACCO Brands International	9.5%	6.1%	9.5%	(6.1)%
Total	6.5%	3.7%	5.3%	(2.5)%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk" of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to Foreign Exchange Risk Management or Interest Rate Risk Management in the quarter ended June 30, 2026 or through the date of this report.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision of the Chief Executive Officer and the Chief Financial Officer, and with the participation of our Disclosure Committee, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2026.

(b) Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable.

(b) Not applicable.

(c) Common Stock Purchases

The following table provides information about our purchases of equity securities during the quarter ended June 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
April 1, 2026 to April 30, 2026	—	$—	—	$75,645,700
May 1, 2026 to May 31, 2026	—	—	—	75,645,700
June 1, 2026 to June 30, 2026	—	—	—	75,645,700
Total	—	$—	—	$75,645,700

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2026, no director or officer of the Company who is required to file reports under Section 16 of the Exchange Act informed us that he or she adopted, materially modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

10.1

Third Amendment to 2022 ACCO Brands Corporation Incentive Plan (incorporated by reference to Exhibit 99.4 to ACCO Brands Corporation's Registration Statement on Form S-8 Filed with the SEC on May 19, 2026).

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

Date: July 31, 2026